Form 10-Q
period 1996-06-30
ENVIROGEN INC
filed 1996-08-13
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

________________________________________________________________________________

For Quarter Ended June 30, 1996                   Commission File Number 0-20404


                                ENVIROGEN, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      22-2899415
          --------                                      ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)


                             4100 QUAKERBRIDGE ROAD
                           PRINCETON RESEARCH CENTER
                            LAWRENCEVILLE, NJ 08648
                            -----------------------
                    (Address of principal executive offices)


                                 (609) 936-9300
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]                                                No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of June 30, 1996 was 12,868,640.

________________________________________________________________________________

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                                              PAGE
                                                                                  ----

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at June 30, 1996 and
               December 31, 1995 (Unaudited)                                        3

               Consolidated Statements of Operations for the Three and
               Six Months Ended June 30, 1996 and 1995 (Unaudited)                  4

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1996 and 1995 (Unaudited)                      5

               Notes to Consolidated Financial Statements (Unaudited)               6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                              8
               Results of Operations                                                8
               Liquidity and Capital Resources                                     10
               Other Matters                                                       11

PART II        OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                             12

ITEM 5.        OTHER INFORMATION                                                   13

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                    13

SIGNATURE PAGE                                                                     14

PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                          ENVIROGEN, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                            June 30,     December 31,
                                                                              1996          1995
                                                                          ------------   ------------
        Assets
        Current assets:
           Cash and cash equivalents                                        $5,015,145     $3,748,197
           Accounts receivable-trade, net                                    2,778,683      1,575,664
           Unbilled revenue                                                  1,772,085      1,338,232
           Inventory                                                            58,172
           Prepaid expenses and other current assets                           204,680        160,481
                                                                          -------------  -------------
               Total current assets                                          9,828,765      6,822,574

        Property and equipment, net                                          1,402,626      1,119,090
        Restricted cash                                                        399,082        309,300
        Investment in and advances to joint venture                            360,350        181,563
        Intangible assets, net                                               1,447,147         26,099
        Long term accounts receivable                                          322,345
        Other, principally deposits                                            121,222        126,607
                                                                          -------------   ------------
               Total assets                                                $13,881,537     $8,585,233
                                                                          =============   ============
        LIABILITIES
        Current liabilities:
           Accounts payable                                                 $1,125,275       $772,089
           Accrued expenses and other liabilities                            1,171,408        613,691
           Deferred revenue                                                    361,767        424,588
           Current portion of note payable                                       4,509          4,333
           Current portion of capital lease obligations                         43,164        103,020
           Preferred Stock dividends payable                                                   14,583
                                                                          -------------   ------------
               Total current liabilities                                     2,706,123      1,932,304
                                                                          =============   ============

        Deferred rent                                                           30,556         48,890
        Note payable, net of current portion                                     1,988          4,287
        Capital lease obligations, net of current portion                       18,210          7,774
                                                                          -------------   ------------
               Total liabilities                                             2,756,877      1,993,255
                                                                          =============   ============
        Redeemable Cumulative Convertible
           Preferred Stock                                                                  1,728,621

        STOCKHOLDERS' EQUITY
        Common stock                                                           129,281         90,495
        Additional paid-in capital                                          31,971,975     24,100,394
        Accumulated deficit                                                (20,970,646)   (19,321,582)
        Less:  Treasury stock                                                   (5,950)        (5,950)
                                                                          -------------   ------------
               Total stockholders' equity                                   11,124,660      4,863,357
                                                                          -------------   ------------
        Total liabilities, redeemable cumulative convertible
           preferred stock and stockholders' equity                        $13,881,537     $8,585,233
                                                                          =============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                          ENVIROGEN, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                           ----------------------------    --------------------------
                                              1996             1995           1996           1995
                                           ------------     -----------    ------------  ------------
Revenues:
    Commercial operations                   $2,794,263      $1,475,245     $ 5,017,518     2,503,144
    Research and development services          399,267         349,204         850,536       838,344
                                           ------------     -----------    ------------  ------------

     Total revenues                          3,193,530       1,824,449       5,868,054     3,341,488
                                           ------------     -----------    ------------  ------------

Cost of commercial operations                2,569,548       1,265,747       4,684,707     2,221,476
Provision for contract claim                   362,053                         400,000
Research and development costs                 553,379         497,035       1,153,319     1,140,928
General and administrative expenses            472,628         392,548         909,917       801,974
Marketing expenses                             236,205         288,502         459,012       575,557
                                           ------------     -----------    ------------  ------------

     Total costs and expenses                4,193,813       2,443,832       7,606,955     4,739,935
                                           ------------     -----------    ------------  ------------
Other income (expense):
    Interest income                             24,125          58,033          60,352        87,359
    Interest expense                            (6,765)         (7,584)        (12,844)      (15,899)
    Equity in gain (loss) of joint
    venture                                    (12,844)        (13,087)         78,787       (13,087)
    Other, net                                                    (600)                       13,961
                                           ------------     -----------    ------------  ------------
      Other income, net                          4,516          36,762         126,295        72,334
                                           ------------     -----------    ------------  ------------

Net loss                                      (995,767)       (582,621)     (1,612,606)   (1,326,113)

Preferred stock dividends                      (14,583)        (29,167)        (36,458)      (29,167)
                                           ------------     -----------    ------------  ------------

Net loss applicable to Common Stock        ($1,010,350)      ($611,788)    ($1,649,064)  ($1,355,280)
                                           ============     ===========    ============  ============

Net loss per share applicable to
    Common Stock                                ($0.09)         ($0.08)         ($0.16)       ($0.18)
                                           ============     ===========    ============  ============

Weighted average number of shares of
    Common Stock outstanding                10,805,890       7,550,880      10,093,463     7,522,518
                                           ============     ===========    ============  ============

The accompanying note is an integral part of these consolidated condensed financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                     -----------------------------------
                                                                           1996               1995
                                                                     ----------------    ---------------
Cash flows from operating activities:
 Net loss                                                                ($1,612,606)       ($1,326,113)
 Adjustments to reconcile net loss to cash
     used by operating activities:
   Depreciation and amortization                                             455,099            282,169
   Provision for doubtful accounts                                            41,400             30,000
   Equity in (earnings) loss of joint venture                                (78,787)            13,087
   Other                                                                         549

 Changes in assets and liabilities:
   (Increase) decrease  in accounts receivable                              (485,382)            13,140
   (Increase) decrease in unbilled revenue                                   111,132           (337,337)
   (Increase) in prepaid expenses and other assets                           (13,701)           (60,020)
   Decrease in inventory                                                       1,031
   (Increase) in restricted cash                                             (89,782)
   Increase (decrease) in accounts payable                                   (27,737)            46,953
   Increase in accrued expenses and other liabilities                         52,701            131,551
   Increase (decrease) in deferred revenue                                   (62,821)            77,465
                                                                     ----------------    ---------------
      Net cash used by operating activities                               (1,708,904)        (1,129,105)
                                                                     ----------------    ---------------
Cash flows from investing activities:
  Capital expenditures                                                      (139,975)           (40,537)
  Investment in and advances to joint venture                               (100,000)           (51,750)
  Purchase of MWR, Inc.                                                   (1,319,018)
  Proceeds from sale of property and equipment                                 1,600
                                                                     ----------------    ---------------
      Net cash used in investing activities                               (1,557,393)           (92,287)
                                                                     ----------------    ---------------
Cash flows from financing activities:
 Debt repayment                                                               (2,123)            (1,961)
 Capital lease principal repayments                                          (84,322)           (65,592)
 Net proceeds from issuance of Common Stock                                4,656,376
 Net proceeds from issuance of Redeemable
     Cumulative Convertible Preferred Stock                                                   3,457,242
 Net proceeds from exercise of stock options                                  14,355              7,478
 Cash dividends paid on Redeemable Cumulative
     Convertible Preferred Stock                                             (51,041)
                                                                     ----------------    ---------------
      Net cash used in financing activities                                4,533,245          3,397,167
                                                                     ----------------    ---------------
Net increase in cash and cash equivalents                                  1,266,948          2,175,775
Cash and cash equivalents at beginning of period                           3,748,197          2,465,387
Cash and cash equivalents at end of period                                $5,015,145         $4,641,162
                                                                     ================    ===============
Supplemental disclosures of cash flow information:
- --------------------------------------------------
 Cash paid for interest                                                      $10,361            $15,750
                                                                     ================    ===============
 Cash paid for income taxes                                                   $1,250                 $0
                                                                     ================    ===============

Supplemental disclosures of non-cash investing and financing activities:
- ------------------------------------------------------------------------

- -The Company entered into capital lease obligations amounting to $22,350 and $35,226 for the six months ended June 30, 1996 and 1995, respectively.

- -In February 1996, the Company purchased MWR, Inc. for $1,319,018 in cash and 456,500 shares of Common Stock valued at $1,511,015.

The accompanying notes are an integral part of these consolidated financial statements.

                         ENVIROGEN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The financial information presented reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

2.   ACQUISITION OF MWR, INC.
     ------------------------

On February 9, 1996, the Company purchased all of the outstanding capital stock of MWR, Inc. for approximately $2,830,000. The purchase price included 456,500 shares of Company Common Stock valued at approximately $1,511,000. MWR is a provider of in situ remediation services with particular expertise in soil vapor extraction. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $1,283,000 resulted in goodwill of $1,051,000 and a covenant not to compete of $232,000. These are being amortized over 10 and 5 years, respectively.

The operating results of the acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                                                          Six Months
                                                  Year Ended                                Ended
                                              December 31, 1995                        June 30, 1996
                                              -----------------                      ---------------
Net revenues                                      $12,740,698                           $ 5,589,287
Net loss                                         ($ 2,745,200)                         ($ 1,646,381)
Net loss per share applicable to
  Common Stock                                       ($  0.34)                             ($  0.16)

3.   PRIVATE PLACEMENT OF COMMON STOCK
     ---------------------------------

On May 24, 1996, the Company successfully completed the private placement of 2,000,000 shares of Common Stock resulting in net proceeds of $4,656,376. Allen & Company Incorporated ("Allen & Company"), a principal stockholder of the Company, acted as the placement agent. Allen & Company received a placement fee of $300,000 and was reimbursed for certain legal fees and other expenses. In connection therewith, the Company issued seven-year warrants to purchase 200,000 shares of the Company's Common Stock at $2.50 per share. An officer of Allen & Company is a director of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 1995.

GENERAL
- -------

The source of the Company's revenues to date includes (i) commercial sales of the Company's biological degradation systems, (ii) remediation services, including both in situ and ex situ bioremediation, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water streams. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures can not be predicted.

Results Of Operations
- ---------------------

Six Months Ended June 30, 1996 Compared to
- ------------------------------------------
Six Months Ended June 30, 1995
- ------------------------------

For the six months ended June 30, 1996, the Company reported revenues of $5,868,054, an increase of 76% from the same period in 1995. The net loss in the period increased 22% to $1,649,064 from $1,355,280 in the same period in 1995, while the net loss per share was $0.16 compared to $0.18 in the same period in 1995. The calculation of per share amounts for 1996 includes shares issued in a financing in the second quarter of 1996.


Commercial revenues increased 100% to $5,017,518 from $2,503,144 in the same period in 1995, while revenues from corporate and government research and development contracts increased 1% to $850,536 from $838,344 in the same period in 1995. The increase in commercial revenues is due primarily to increased systems sales by the Company's Commercial Air Group related to the ABTCo biofilter project combined with revenues from the Company's MWR subsidiary which was acquired in February 1996. Revenues from remediation activities accounted for 73% of the Company's commercial revenues in the six-month period ended June 30, 1996.

Revenues from corporate and government research and development contracts remained relatively flat as revenues from numerous new projects offset the loss of revenues due to the conclusion in December 1995 of PCB work the Company performed for the Texas Eastern Company. The Company recorded initial revenues during the first half of 1996 under a new Phase I grant from the

Department of Energy and a new Phase I grant from the National Science
Foundation.

Total costs and expenses increased 60% to $7,606,955 in the first half of 1996 from $4,739,935 in the same period in 1995, due primarily to the increased cost of commercial services and products associated with the higher commercial revenue levels. The cost of commercial operations increased 111% to $4,684,707 due to higher revenue levels, a greater proportion of which were attributable to lower margin systems sales. Research and development expenses increased 1% to $1,153,319. General and administrative expenses increased 13% to $909,917 due largely to the increased amortization of intangible assets associated with the acquisition of MWR in February 1996. The $400,000 provision for contract claim is the estimated cost to repair and restart the previously disclosed Nylonge system failure. While the ultimate responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However, there can be no assurance that any such recoveries will be attained. Marketing expenses decreased 20% due primarily to reduced personnel related costs combined with other cost reduction efforts.

Interest income decreased by 31% to $60,352 due to the decreased average cash available for investment resulting from the Company's continuing loss position combined with the cash utilized in the Company's acquisition of MWR, Inc.
Equity in gain of joint venture increased to $78,787 for the six-month period ended June 30, 1996 from a loss of $13,087 due to the Company's participation in the financial results of CVT America. Prior to the conversion of the Company's convertible preferred stock in May 1996, the Company recorded preferred dividends of $36,458 in 1996.

Three Months Ended June 30, 1996 Compared to
- --------------------------------------------
Three Months Ended June 30, 1995
- --------------------------------

For the three months ended June 30, 1996, the Company reported revenues of $3,193,530, an increase of 75% from the same period in 1995. The net loss in the period increased 65% to $1,010,350 from $611,788 in the same period in 1995, while the net loss per share was $0.09 compared to $0.08 in the same period in 1995. The calculation of per share amounts for 1996 includes shares issued in a financing in the second quarter of 1996.

Commercial revenues increased 89% to $2,794,263 from $1,475,245 in the same period in 1995, while revenues from corporate and government research and development contracts increased 14% to $399,267 from $349,204 in the same period in 1995. The increase in commercial revenues is due primarily to increased systems sales by the Company's Commercial Air Group related to the ABTCo biofilter project combined with revenues from the Company's MWR subsidiary which was acquired in February 1996. Revenues from remediation activities accounted for 73% of the Company's commercial revenues in the three-month period ended June 30, 1996.

Revenues from corporate and government research and development contracts increased 14% due primarily to an increase in the number of government grant projects including the Company's Phase II Department of Energy SBIR, Phase II Department of Defense SBIR and Phase II National Science Foundation SBIR. The Company recorded initial revenues during the second quarter of 1996 from a Phase I grant from the National Science Foundation.

Total costs and expenses increased 72% to $4,193,813 in the second quarter of 1996 from $2,443,832 in the same period in 1995. The cost of commercial operations increased 103% to $2,569,548 due to higher revenue levels, a greater proportion of which were attributable to lower margin systems sales. Research and development expenses increased 11% to $553,379 due primarily to the increased revenues from corporate and government research and development contracts. General and administrative expenses increased 20% to $472,628 due primarily to the increased amortization of intangible assets associated with the acquisition of MWR in February 1996. Approximately $362,000 of the $400,000 estimated cost to repair and restart the previously disclosed Nylonge system failure was recognized in the second quarter of 1996. While the final responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However, there can be no assurance that any such recoveries will be attained. Marketing expenses decreased 18% to $236,205 due primarily to reduced personnel related costs combined with other cost reduction efforts.

Interest income decreased by 58% to $24,125 due to the decreased average cash available for investment as a result of the Company's continuing losses combined with the cash utilized in the acquisition of MWR in February 1996. Prior to the conversion of the Company's convertible preferred stock in May 1996, the Company recorded preferred dividends of $14,583 for the three-month period ended June 30, 1996.

Liquidity and Capital Resources
- -------------------------------

The Company has funded its operations to date primarily through public offerings and private placements of equity securities, research and development agreements with major industrial companies, research grants from government agencies and revenues from commercial services and sales of biological degradation systems. At June 30, 1996 the Company had cash and cash equivalents of $5,015,145 and working capital of $7,122,642. Additionally, the Company had restricted cash of $399,082 that was being used to collateralize bonds for large commercial projects. Cash and cash equivalents increased by $1,266,948 from December 31, 1995 to June 30, 1996 due to the net proceeds of $4,656,376 from the May 1996 private placement of Common Stock which offset the cash payment of $1,319,018 for the purchase of MWR, Inc. in February 1996, cash used by operations of $1,708,904, capital expenditures of $139,975, an advance to affiliate of $100,000, capital lease principal repayments of $84,322 and cash dividends on preferred stock of $51,041. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At June 30, 1996, unbilled revenue was $433,853 greater than at December

31, 1995 due primarily to the acquisition of MWR. Deferred revenue decreased by $62,821 in the same period due to the timing of billings.

Accounts receivable increased by $1,203,019 from December 31, 1995 to June 30, 1996 primarily due to the acquisition of MWR and the timing of billings for the ABTCo project. Accounts payable increased by $353,186 and accrued expenses and other liabilities increased by $557,717 in the same period due primarily to the acquisition of MWR.

The Company will continue to incur operating losses during the period of development and commercialization of its technologies relating to the treatment of hazardous wastes and industrial pollutants. Although it is unable to predict with certainty, the Company believes it will have sufficient capital to meet its operating requirements at least through the intermediate term. If the Company is unable to obtain continued funding for the development of these technologies through research and development agreements and increased commercial revenues, it will be necessary to obtain funding from other sources. There can be no assurance that the Company will be able to obtain additional funds to meet its capital requirements or, if successful, the terms of such financing may not be advantageous to the Company.

Other Matters
- -------------

As of December 31, 1995, the Company had a net operating loss carryforward of approximately $17,600,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2010. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of certain ownership changes with respect to the Company to date, and may be further limited in the event of additional ownership changes.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). In October 1995, SFAS 123 established financial and reporting standards for stock based compensation plans. The Company anticipates adopting the disclosure only provision of this standard during 1996.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 23, 1996 and in connection therewith, proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock and Series C Convertible Preferred Stock ("Preferred Stock") entitled to vote at the meeting was 9,461,007 and 140,000, respectively. Each share of Common Stock was entitled to one vote and each share of Preferred Stock was entitled to ten votes for an aggregate of 10,861,007 possible votes. Holders of Common Stock and Preferred Stock voted together as a single class. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the stockholders, with the results indicated below:

1. Election of directors to serve until the 1997 Annual Meeting.  The following
   -------------------------------------------------------------
   persons, all of whom were serving as directors and were management's nominees for reelection, were reelected. Jeffrey J. Collinson did not stand for reelection. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

            Nominee                 For            Withheld
            -------                 ---            --------

         James A. Courter         8,838,507         80,150
         Harcharan S. Gill        8,839,507         79,150
         Robert F. Hendrickson    8,839,507         79,150
         Robert F. Johnston       8,839,507         79,150
         Seymour L. Meisel        8,838,507         80,150
         Robert C. Miller         8,839,507         79,150


2. Approval to amend the Company's 1990 Incentive Stock Option and Non-Qualified
   -----------------------------------------------------------------------------
   Stock Option Plan.  The Plan was amended to increase the aggregate maximum
   ------------------
   number of shares which may be issued from 1,400,000 to 2,000,000 and to increase the aggregate maximum number of shares of Common Stock for which options may be granted to any individual participant from 200,000 to 500,000. The tabulation of votes was as follows:

            For               Against                  Abstentions
            ---               -------                  -----------
          6,987,202           300,509                     28,150

3. Approval to Amend the Company's 1993 Directors' Non-Qualified Stock Option
   --------------------------------------------------------------------------
   Plan.  The Plan was amended to (i) change the eligibility requirements to
   -----
   include all Non-Employee Directors, (ii) increase the annual option grant to each Non-Employee Director from 500 to 5,000 shares of Common Stock and to the Chairman of the Board of Directors from 500 to 7,500 shares of Common Stock, and (iii) increase the number of shares of Common Stock for which options may be granted from 100,000 to 250,000. The tabulation of votes was as follows:

             For           Against              Abstention
             ---           -------              ----------
           7,159,073       137,413                19,875

4. Ratification of independent auditors.  The appointment of Coopers & Lybrand
   -------------------------------------
   L.L.P. as the Company's independent auditors was ratified. The tabulation of votes was as follows:

             For           Against              Abstentions
             ---           -------              -----------
           8,756,031       9,800                  6,475


ITEM 5.  OTHER INFORMATION

The Company's Board of Directors elected Peter J. Neff as a member of the Board. Mr. Neff will fill a newly created seat.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None.

(b)  Reports on Form 8-K

  On May 31, 1996 the Company filed a Report on Form 8-K reporting the conversion of 140,000 shares of Preferred Stock into 1,400,000 shares of Common Stock and certain other matters.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENVIROGEN, INC.
                              (Registrant)



Date:  August 12, 1996        By:   /s/ Harcharan S. Gill
                                    --------------------------------------
                                    Harcharan S. Gill
                                    President and Chief Executive Officer


                                    /s/ Patricia A. McQueary
                                    --------------------------------------
                                    Patricia A. McQueary
                                    Controller