Form 10-Q
period 1996-09-30
ENVIROGEN INC
filed 1996-11-12
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


-------------------------------------------------------------------------------

For Quarter Ended September 30, 1996             Commission File Number 0-20404


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

                    Yes [X]                     No [_]


The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 30, 1996 was 12,869,640.

-------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS



PART I           FINANCIAL INFORMATION                                    PAGE
                                                                          ----

    ITEM 1.      FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at September 30, 1996 and
                 December 31, 1995 (Unaudited)                              3

                 Consolidated Statements of Operations for the Three and
                 Nine Months Ended September 30, 1996 and 1995 (Unaudited)  4

                 Consolidated Statements of Cash Flows for the Nine
                 Months Ended September 30, 1996 and 1995 (Unaudited)       5

                 Notes to Consolidated Financial Statements (Unaudited)     6


    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 General                                                    8
                 Results of Operations                                      8
                 Liquidity and Capital Resources                           10
                 Other Matters                                             11


PART II          OTHER INFORMATION

    ITEM 5.      OTHER INFORMATION                                         12

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                          12


SIGNATURE PAGE                                                             13

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                September 30,          December 31,
                                                                                    1996                   1995
                                                                               ---------------        --------------
         ASSETS
         Current assets:
              Cash and cash equivalents                                             $4,722,318            $3,748,197
              Accounts receivable-trade, net                                         2,591,583             1,575,664
              Unbilled revenue                                                       1,742,181             1,338,232
              Inventory                                                                 55,972
              Prepaid expenses and other current assets                                175,698               160,481
                                                                               ---------------        --------------
                   Total current assets                                              9,287,752             6,822,574

         Property and equipment, net                                                 1,243,785             1,119,090
         Restricted cash                                                               399,082               309,300
         Investment in and advances to joint venture                                   310,731               181,563
         Intangible assets, net                                                      1,392,124                26,099
         Long term accounts receivable                                                 306,768
         Other, principally deposits                                                   118,371               126,607
                                                                               ---------------        --------------
                   Total assets                                                    $13,058,613            $8,585,233
                                                                               ===============        ==============

         LIABILITIES
         Current liabilities:
              Accounts payable                                                        $877,748              $772,089
              Accrued expenses and other liabilities                                 1,183,170               613,691
              Deferred revenue                                                         416,363               424,588
              Current portion of note payable                                            4,600                 4,333
              Current portion of capital lease obligations                              39,081               103,020
              Preferred Stock dividends payable                                                               14,583
                                                                               ---------------        --------------
                   Total current liabilities                                         2,520,962             1,932,304

         Deferred rent                                                                  21,389                48,890
         Note payable, net of current portion                                              803                 4,287
         Capital lease obligations, net of current portion                              34,955                 7,774
                                                                               ---------------        --------------
                   Total liabilities                                                 2,578,109             1,993,255
                                                                               ---------------        --------------

         Redeemable Cumulative Convertible
              Preferred Stock                                                                              1,728,621

         STOCKHOLDERS' EQUITY
         Common stock                                                                  129,291                90,495
         Additional paid-in capital                                                 31,937,112            24,100,394
         Accumulated deficit                                                       (21,579,949)          (19,321,582)
         Less:  Treasury stock                                                          (5,950)               (5,950)
                                                                               ---------------        --------------
                   Total stockholders' equity                                       10,480,504             4,863,357
                                                                               ---------------        --------------
                   Total liabilities, redeemable cumulative convertible
                        preferred stock and stockholders' equity                   $13,058,613            $8,585,233
                                                                               ===============        ==============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                ------------------------------       -----------------------------
                                                     1996             1995               1996             1995
                                                -------------     ------------       ------------     ------------
Revenues:
  Commercial operations                            $2,604,163       $1,734,026         $7,621,681       $4,237,170
  Research and development services                   436,620          492,566          1,287,156        1,330,910
                                                -------------     ------------       ------------     ------------

   Total revenues                                   3,040,783        2,226,592          8,908,837        5,568,080
                                                -------------     ------------       ------------     ------------

Cost of commercial operations                       2,283,010        1,505,506          6,967,717        3,726,982
Provision for contract claim                          150,000                             550,000
Research and development costs                        539,646          631,465          1,692,965        1,772,393
General and administrative expenses                   470,444          403,009          1,380,361        1,204,983
Marketing expenses                                    221,550          265,827            680,562          841,384
                                                -------------     ------------       ------------     ------------

   Total costs and expenses                         3,664,650        2,805,807         11,271,605        7,545,742
                                                -------------     ------------       ------------     ------------

Other income (expense):
  Interest income                                      70,659           60,378            131,011          147,737
  Interest expense                                     (6,476)          (7,909)           (19,320)         (23,808)
  Equity in gain (loss) of joint venture              (49,619)         (36,123)            29,168          (49,210)
  Other, net                                                                                                13,961
                                                -------------     ------------       ------------     ------------
      Other income, net                                14,564           16,346            140,859           88,680
                                                -------------     ------------       ------------     ------------

Net loss                                             (609,303)        (562,869)        (2,221,909)      (1,888,982)

Preferred stock dividends                                              (43,750)           (36,458)         (72,917)
                                                -------------     ------------       ------------     ------------

Net loss applicable to Common Stock                 ($609,303)       ($606,619)       ($2,258,367)     ($1,961,899)
                                                =============     ============       ============     ============

Net loss per share applicable to Common Stock          ($0.05)          ($0.08)            ($0.21)          ($0.26)
                                                =============     ============       ============     ============

Weighted average number of shares of
  Common Stock outstanding                         12,869,165        7,578,760         10,926,226        7,541,266
                                                =============     ============       ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        ------------------------------------
                                                                             1996                  1995
                                                                        ---------------       --------------
Cash flows from operating activities:
  Net loss                                                                 ($2,221,909)          ($1,888,982)
  Adjustments to reconcile net loss to cash
      used by operating activities:
    Depreciation and amortization                                              724,552               428,247
    Provision for doubtful accounts                                             63,100                45,000
    Equity in (earnings) loss of joint venture                                 (29,168)               49,210
    Other                                                                          549

  Changes in assets and liabilities:
    (Increase) in accounts receivable                                         (319,982)             (259,121)
    (Increase) decrease in unbilled revenue                                    141,036              (744,464)
    (Increase) decrease in prepaid expenses and other assets                    33,709               (59,919)
    Decrease in inventory                                                        3,231
    (Increase) in restricted cash                                              (89,782)
    Increase (decrease) in accounts payable                                   (275,264)              179,306
    Increase in accrued expenses and other liabilities                          55,296               126,230
    Increase (decrease) in deferred revenue                                     (8,225)               84,025
                                                                        ---------------       --------------
       Net cash used by operating activities                                (1,922,857)           (2,040,468)
                                                                        ---------------       --------------

Cash flows from investing activities:
   Capital expenditures                                                       (168,798)              (68,327)
   Investment in and advances to joint venture                                (100,000)              (76,750)
   Purchase of MWR, Inc.                                                    (1,319,018)
   Proceeds from sale of property and equipment                                  1,600
                                                                        ---------------       --------------
       Net cash used in investing activities                                (1,586,216)             (145,077)
                                                                        ---------------       --------------

Cash flows from financing activities:
  Debt repayment                                                                (3,217)               (2,971)
  Capital lease principal repayments                                           (98,426)              (98,114)
  Net proceeds from issuance of Common Stock                                 4,620,186
  Net proceeds from issuance of Redeemable
     Cumulative Convertible Preferred Stock                                                        3,457,242
  Net proceeds from exercise of stock options                                   15,692                11,792
  Cash dividends paid on Redeemable Cumulative
     Convertible Preferred Stock                                               (51,041)              (43,750)
                                                                        ---------------       --------------
       Net cash used in financing activities                                 4,483,194             3,324,199
                                                                        ---------------       --------------
Net increase in cash and cash equivalents                                      974,121             1,138,654
Cash and cash equivalents at beginning of period                             3,748,197             2,465,387
                                                                        ---------------       --------------
Cash and cash equivalents at end of period                                 $4,722,318            $3,604,041
                                                                        ===============       ==============


Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                                                      $19,014               $23,759
                                                                        ===============       ==============

  Cash paid for income taxes                                                   $1,250                    $0
                                                                        ===============       ==============

Supplemental disclosures of non-cash investing and financing activities:
-----------------------------------------------------------------------

-The Company entered into capital lease obligations amounting to $49,116 and $42,924 for the nine months ended September 30, 1996 and 1995, respectively.

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

2.   ACQUISITION OF MWR, INC.
     -----------------------

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



                                                                 Nine Months
                                            Year Ended             Ended
                                         December 31, 1995    September 30, 1996
                                        -------------------   ------------------

Net revenues                                $12,740,698            $ 9,187,604
Net loss                                   ($ 2,745,200)          ($ 2,255,684)
Net loss per share applicable to
  Common Stock                                  ($ 0.34)               ($ 0.21)

3.    PRIVATE PLACEMENT OF COMMON STOCK
      ---------------------------------

On May 24, 1996, the Company successfully completed the private placement of 2,000,000 shares of Common Stock resulting in net proceeds of $4,620,186. Allen & Company Incorporated ("Allen & Company"), a principal stockholder of the Company, acted as the placement agent. Allen & Company received a placement fee of $300,000 and was reimbursed for certain legal fees and other expenses. In connection therewith, the Company issued seven-year warrants to purchase 200,000 shares of the Company's Common Stock at $2.50 per share. An officer of Allen & Company is a director of the Company.

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

General
-------

The source of the Company's revenues to date includes (i) commercial sales of the Company's biological degradation systems, (ii) remediation services, including both in situ and ex situ bioremediation, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water streams. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount of timing of such expenditures can not be predicted.

Results of Operations
---------------------

Nine Months Ended September 30, 1996 Compared to
------------------------------------------------
Nine Months Ended September 30, 1995
------------------------------------

For the nine months ended September 30, 1996, the Company reported revenues of $8,908,837, an increase of 60% from the same period in 1995. The net loss in the period increased 15% to $2,258,367 from $1,961,899 in the same period in 1995, while the net loss per share was $0.21 compared to $0.26 in the same period in 1995. The decrease in net loss per share is due to a greater number of shares outstanding resulting from a private placement of common stock in the second quarter of 1996.

Commercial revenues increased 80% to $7,621,681 from $4,237,170 in the same period in 1995, while revenues from corporate and government research and development contracts decreased 3% to $1,287,156 from $1,330,910 in the same period in 1995. The increase in commercial revenues is due primarily to increased systems sales by the Company's Commercial Air Group related to the ABTCo biofilter project combined with revenues from the Company's MWR subsidiary which was acquired in February 1996. Revenues from remediation activities accounted for 74% of the Company's commercial revenues in the nine-month period ended September 30, 1996.

Revenues from corporate and government research and development contracts decreased slightly from 1995 as revenues from numerous new projects partially offset the loss of revenues due to the conclusion in December 1995 of PCB work the Company performed for the Texas Eastern Company. In late 1995, the Company began work under a Phase II Department of Energy Small Business Innovative Research

Grant (SBIR), Phase II Department of Defense SBIR and Phase II National Science Foundation SBIR, which contributed significantly to 1996 results. The Company also recorded initial revenues during the first nine months of 1996 under a new Phase I grant from the Department of Energy and a new Phase I grant from the National Science Foundation.

Total costs and expenses increased 49% to $11,271,605 in the first nine months of 1996 from $7,545,742 in the same period in 1995, due primarily to the increased cost of commercial services and products associated with the higher revenue levels. The cost of commercial operations increased 87% to $6,967,717 due to higher revenue levels, a greater proportion of which were attributable to lower margin systems sales. Research and development expenses decreased 4% to $1,692,965. General and administrative expenses increased 15% to $1,380,361 due largely to the increased amortization of intangible assets associated with the acquisition of MWR in February 1996. The $550,000 provision for contract claim is the estimated cost to repair and restart the previously disclosed Nylonge biofilter system. While the ultimate responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However, there can be no assurance that any such recoveries will be attained. Marketing expenses decreased 19% due primarily to reduced personnel related costs combined with other cost reduction efforts.

Interest income decreased by 11% to $131,011 due to the decreased average cash available for investment resulting from the Company's continuing loss position combined with the cash required for the Company's acquisition of MWR, Inc. Equity in gain of joint venture increased to $29,168 for the nine-month period ended September 30, 1996 from a loss of $49,210 due to the Company's participation in the CVT America joint venture. Prior to its conversion in May 1996, the Company paid dividends of $36,458 in 1996 on the Company's outstanding convertible preferred stock.

Three Months Ended September 30, 1996 Compared to
-------------------------------------------------
Three Months Ended September 30, 1995
-------------------------------------

For the three months ended September 30, 1996, the Company reported revenues of $3,040,783, an increase of 37% from the same period in 1995. The net loss in the period of $609,303 remained relatively flat versus the same period in 1995, while the net loss per share was $0.05 compared to $0.08 in the same period in 1995. The decrease in net loss per share is due to a greater number of shares outstanding resulting from a private placement of common stock in the second quarter of 1996.

Commercial revenues increased 50% to $2,604,163 from $1,734,026 in the same period in 1995, while revenues from corporate and government research and development contracts decreased 11% to $436,620 from $492,566 in the same period in 1995. The increase in commercial revenues is due primarily to revenues from the Company's MWR subsidiary which was acquired in February 1996. Revenues from remediation activities accounted for 84% of the Company's commercial revenues in the three-month period ended September 30, 1996.

Revenues from corporate and government research and development contracts decreased due to the conclusion in December 1995 of PCB work the Company performed for the Texas Eastern Company.

Total costs and expenses increased 31% to $3,664,650 in the third quarter of 1996 from $2,805,807 in the same period in 1995. The cost of commercial operations increased 52% to $2,283,010 due to higher revenue levels. Research and development expenses decreased 15% to $539,646 due primarily to the decreased revenues from corporate and government research and development contracts. General and administrative expenses increased 17% to $470,444 due primarily to the increased amortization of intangible assets associated with the acquisition of MWR in February 1996. Of the $550,000 estimated cost to repair and restart the previously disclosed Nylonge biofilter system, $150,000 was recognized in the third quarter of 1996. While the final responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However there can be no assurance that any such recoveries will be attained. Marketing costs decreased 17% to $221,550 due primarily to reduced personnel related costs combined with other cost reduction efforts.

Interest income increased 17% to $70,659 due to the increased level of cash available for investment as a result of the Company's May 1996 private placement of common stock. Equity in loss of joint venture of $49,619 is due to the Company's participation in the CVT America joint venture.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through public offerings and private placements of equity securities, research and development agreements with major industrial companies, research grants from government agencies and revenues from commercial services and sales of biological degradation systems. At September 30, 1996 the Company had cash and cash equivalents of $4,722,318 and working capital of $6,766,790. Additionally, the Company had restricted cash of $399,082 that was being used to collateralize bonds for large commercial projects. Cash and cash equivalents increased by $974,121 from December 31, 1995 to September 30, 1996 due to the net proceeds of $4,620,186 from the May 1996 private placement of Common Stock which offset the cash payment of $1,319,018 for the purchase of MWR, Inc. in February 1996, cash used by operations of $1,922,857, capital expenditures of $168,798, an advance to affiliate of $100,000, capital lease principal repayments of $98,426 and cash dividends on preferred stock of $51,041. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At September 30, 1996, unbilled revenue was $403,949 greater than at December 31, 1995 due primarily to the acquisition of MWR.

Accounts receivable increased by $1,015,919 from December 31, 1995 to September 30, 1996 primarily due to the acquisition of MWR and the timing of billings for the ABTCo project. Accounts payable increased by $105,659 and accrued expenses and other liabilities increased by $569,479 in the same period due primarily to the acquisition of MWR.

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

Other Matters
-------------

As of December 31, 1995, the Company had a net operating loss carryfoward of approximately $17,600,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2010. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of certain ownership changes with respect to the Company to date, and may be further limited in the event of additional ownership changes.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). In October 1995, SFAS 123 established financial and reporting standards for stock based compensation plans. The Company will adopt the disclosure only provision of this standard during 1996.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On November 6, 1996, the Company announced that it had entered into a letter of intent with Fluid Management, Inc. (FMI) of Milwaukee, Wisconsin to acquire FMI for approximately $11 million in cash and approximately 4.2 million shares of common stock. The acquisition is subject to customary conditions of closing, including the satisfactory results of due diligence investigations, satisfactory operating results of FMI and the Company prior to closing, receipt of necessary approvals, and the obtaining of financing from E.M. Warburg, Pincus & Company, Inc. which has expressed an interest in providing the capital to the Company necessary to finance the acquisition and supplement the working capital of the combined enterprise. Such capital would take the form of a direct purchase by Warburg, Pincus of approximately $16 million of common stock at a price of $2.625 per share. The shares issued in connection with the acquisition and the private placement would have the benefit of certain registration rights, but would be restricted from public resale for a period of one year from the date of closing. FMI is a full service environmental consulting and engineering firm with offices in Wisconsin, Illinois and Michigan. In 1995 FMI reported gross sales of $21.4 million and pre-tax income of $4.6 million.


On November 7, 1996, the Company announced that it had entered into a water treatment technology agreement with Rhone-Poulenc Inc. to develop comprehensive biological water treatment technologies and systems for the industrial waste water treatment market. For a period of 18 months the companies will develop, test market and install water treatment systems to targeted sectors of the waste water treatment industry. If the results of these activities are satisfactory to both parties, the companies plan to form a joint venture that will fully exploit these synergistic applications. The Company is contributing its expertise in the biological treatment of waste water with particular emphasis on its high-performance bioreactors, such as the membrane and fluidized bed bioreactors. Rhone-Poulenc is supplying marketing, project and engineering support as well as membrane systems to the project. The Company and Rhone-Poulenc are currently working on projects that integrate their respective technologies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                 Description
    -----------                 -----------
     10.1         Letter agreement dated November 6, 1996 between Envirogen,
                  Inc. and Fluid Management, Inc., as confirmed by
                  E.M. Warburg, Pincus & Co., Inc.

     10.2         Development agreement dated November 7, 1996 between
                  Envirogen, Inc. and Rhone-Poulenc Inc.

     27           Financial Data Schedule

(b) Reports on Form 8-K - None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    ENVIROGEN, INC.
                                    (Registrant)


Date: November 12, 1996             By:  /s/ Harcharan S. Gill
                                         ---------------------------------------
                                         Harcharan S. Gill
                                         President and Chief Executive Officer

                                         /s/ Patricia A. McQueary
                                         ---------------------------------------
                                         Patricia A. McQueary
                                         Controller