Form 10-K
period 1996-12-31
ENVIROGEN INC
filed 1997-03-12
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                Commission File No. 0-20404
December 31, 1996

                                ENVIROGEN, INC.
                                 (Registrant)

           Delaware                                     22-2899415
-----------------------------------           ---------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)

 4100 Quakerbridge Road
    Lawrenceville, NJ                                          08648
---------------------------                   ---------------------------------
(Address of principal executive                              (Zip code)
  offices)

Registrant's telephone number, including area code:  (609) 936-9300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share           Common Stock Purchase Warrants
--------------------------------------           ------------------------------
        (Title of Class)                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
      -------        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of February 28, 1997 was approximately $25,747,700. (Reference is made to p. 14 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of February 28, 1997 was 12,873,340.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled April 9, 1997 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference in Part III of this report.

                                    PART I

ITEM 1.   BUSINESS

Envirogen, Inc. ("Envirogen" or the "Company") is an environmental biotechnology company combining unique scientific, engineering and management expertise to provide innovative solutions for treating hazardous wastes. Envirogen's strategic approach includes isolating natural organisms, enhancing their performance, and then developing engineered systems to optimize their activity for biodegradation. Envirogen also employs complementary, non-biological technologies where the combinations produce synergistic results. Envirogen offers solutions for both pollution prevention and remediation problems of corporations and government agencies.

Envirogen's capabilities mirror the needs of the marketplace, and its acceleration into commercial activity could not be more timely. The Environmental Protection Agency (the "EPA") is currently believed to be more receptive to innovative approaches than at any time before. In addition, new regulations that create more stringent requirements for chemical releases, and that now require the destruction of specific, difficult compounds, have produced a need for new biological systems to cost-effectively meet these standards. Envirogen's capabilities for providing technologies to reduce remediation and operating costs, and for destroying recalcitrant contaminants, are well suited to meet these growing market needs. During 1996, Envirogen spent approximately $2.4 million on research and development projects.

GROWTH STRATEGY

Envirogen remains confident in its mission to provide innovative, economic solutions for both the prevention and remediation of hazardous wastes. Over the past several years, Envirogen has developed its business systems and successfully expanded its marketing and sales efforts, resulting in a rapid acceleration of commercial sales. In addition to this internal growth strategy, Envirogen has developed and is implementing an external growth strategy to accelerate revenue growth and the commercialization of its technologies. This external growth strategy includes selectively acquiring companies with complementary, non-biological technologies aimed at producing synergistic results, as well as entering into joint ventures and collaborative arrangements with major firms that are interested in exploring and developing alternative remediation and pollution prevention technologies. In connection with this external growth strategy, Envirogen has accomplished the following in the past 24 months:

     . Formed a joint venture with nv VAM of the Netherlands to supply advanced biofiltration systems and services for the treatment of odors, air toxics and volatile organic contaminants to the air pollution control market;

     . Acquired MWR, Inc. of Lansing, Michigan, a leading provider of in situ remediation services with particular expertise in soil vapor extraction and with 1996 revenues of approximately $4 million;

     . Entered into a three-year collaborative marketing agreement with Dow Environmental Inc., a division of Dow Chemical Company of Midland, Michigan, to pursue specific remediation and pollution prevention opportunities; and

     . Entered into a development agreement with Rhone-Poulenc Inc. to develop and supply advanced high-performance biological technologies and systems for the industrial wastewater treatment market.

Consistent with this strategy, Envirogen has entered into a Merger Agreement to acquire Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm with revenues of approximately $21.6 million and pre-tax net income of approximately $4.3 million during 1996. See Item 7 of this report (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Note 1 of the Company's consolidated financial statements appearing elsewhere in this report.

THE TECHNOLOGIES

The distinctiveness of Envirogen's technologies is based on two elements: 1) microorganisms (biocatalysts) with exceptional degradative abilities; and 2) engineered systems, including proprietary bioreactors and processes, to mix in a controlled environment its microorganisms with contaminated air, water, or soil to maximize the degradative properties of the microorganisms. To achieve this goal, Envirogen has conducted extensive testing of microorganisms and bioreactors and has assembled a staff of scientists, engineers and consultants with expertise in biochemistry, molecular biology, microbiology, chemical and mechanical engineering and systems design.

Microorganisms
--------------

Envirogen's biodegradation processes are based on naturally occurring microorganisms that are found in soil, water and sediments at the hazardous waste site or are transported to the site for controlled usage by Envirogen. The microorganisms under development primarily are bacteria, which are microscopic, single-cell organisms that under defined conditions can break down contaminants into simpler substances to support the organism's growth. For example, if the contaminant is benzene, the byproducts from its complete degradation are carbon dioxide and water. In other cases, for example trichloroethylene ("TCE"), microorganisms may break down a contaminant without supporting the organism's growth in a process called cometabolism, resulting in carbon dioxide, water and chloride salts.

There are naturally occurring bacteria capable of degrading nearly all natural organic compounds. However, highly effective naturally occurring bacteria capable of degrading many of the synthetic substances (such as polychlorinated biphenyls ("PCBs") and TCE) are not as common and can be difficult to utilize. These synthetic compounds were designed to be chemically stable, which means that it may take years before they are naturally degraded.

Envirogen has isolated natural strains of bacteria that partially or completely degrade or accelerate the degradation of a number of recalcitrant hazardous wastes, including PCBs, TCE, chloroform and other chlorinated solvents, methyl tertiary butyl ether ("MTBE," a gasoline octane enhancer), hydrochlorofluorocarbons ("HCFCs," ozone-depleting refrigerants) and polycyclic aromatic hydrocarbons ("PAHs"). These bacteria have been isolated using specialized enrichment techniques that allow Envirogen to select, isolate and optimize the superior strains from the general population of bacteria found at the sites. Envirogen is also designing and testing genetically-modified bacteria that may have several advantages over naturally occurring bacteria. These advantages include the ability to degrade wastes faster and to lower concentration levels, reducing the overall cost of biodegradation.

Engineered Systems
------------------

Envirogen has designed and constructed several different engineered systems using bioreactors to enhance the biodegradative capabilities of the microorganisms when they make contact with the contaminated air, water or soil. By using a bioreactor, variables such as temperature and pH (acidity or alkalinity) can be controlled, and measured amounts of oxygen and nutrients can be added to the mixture of microorganisms and contaminated materials, thereby optimizing the degradation environment.

Envirogen believes that the engineering and design of a variety of bioreactors is an important factor in its ability to develop and sell commercially viable systems for the biodegradation of hazardous wastes. The design of a bioreactor to be used at a particular site will depend on the types of wastes to be degraded, the media (e.g., soil type) in which the wastes are located, the concentration of the targeted waste and the combination of other chemical wastes associated with the targeted waste. Envirogen continues to develop and test bench-scale and pilot-scale bioreactors utilizing naturally occurring and genetically-modified bacteria for the degradation of PCE, TCE, MTBE, air toxics, industrial wastewater effluents, and groundwater contaminants and has conducted field trials with pilot-scale bioreactors for the degradation of industrial air toxics, soil and groundwater contaminants, and industrial wastewater streams.
In 1996, Envirogen successfully completed a field demonstration of its MTBE bioremediation technologies, utilizing a reactor based system for contaminated groundwater. The system included a ceramic membrane subsystem supplied by Rhone-Poulenc.

BUSINESS AREAS

Envirogen is organized along three separate but interrelated product areas consistent with the three states of matter: soils/sediments (solids), water (liquids) and air (gases). Each specific product area is described below:

SOILS

Commercial Programs
-------------------

Hydrocarbons

Many of industry's environmental problems are the result of the release of simple hydrocarbons. When pollutants such as gasoline or heating oil are spilled into the environment, indigenous soil bacteria may quickly adapt to this new "food source" and begin the biodegradation process to break down the contaminant into its core components of carbon and hydrogen. The efforts of Envirogen's technical team are aimed at optimizing this natural process and therefore accelerating the cleanup of the site. This optimization requires the control of such variables as temperature and pH, and the control and delivery of nutrients and oxygen.

Substantial cost reductions can be realized by the destruction of these contaminants in situ (in place). To realize effective in situ remediation requires an understanding of efficient microbial activity combined with engineered control and delivery systems. Envirogen's acquisition of Vapex Environmental Technologies, Inc. in 1991 was aimed at developing the capability to use the underground as a bioreactor for in situ contaminant destruction. The results of this unique combination of engineering and scientific capabilities is apparent with Envirogen receiving awards as prime contractor for the cleanup of several Superfund sites for groups of prestigious Fortune 100 clients. The success of the Vapex acquisition prompted Envirogen to acquire MWR in February 1996. MWR has very similar engineering capabilities to those offered by Envirogen but offers different geographical and client coverage. Envirogen, by leveraging its engineering and scientific capabilities through its existing business and the newly-acquired MWR operation, made significant progress in 1996 in expanding both its client base and geographic coverage.

Nitroaromatics

Envirogen has continued to develop technologies to biodegrade such nitroaromatic contaminants as the herbicide dinoseb and the explosive trinitrotoluene (TNT). Nitroaromatics have become serious environmental problems at many military installations worldwide where explosives are manufactured and stored, and in agricultural areas where pesticides have been in widespread use. Efforts in this area have included a collaborative marketing agreement with the J.R. Simplot Company, as well as the ongoing development and marketing of Envirogen's own technologies.

Developmental Programs
----------------------

PCBs

PCBs are a family of compounds that have been used extensively in many industrial applications, which included electrical fluids, hydraulic fluids, paints, cutting oils, antidusting agents and others. The discovery of widespread environmental impact and concerns due to their toxicity and hazardous effects on ecosystems led to a ban on the use and production of PCBs in 1979.

In spite of this ban, PCBs continue to persist in the environment due to their low water solubility, strong adsorption to soils or sediments, low volatility and low chemical reactivity. These qualities, which made PCBs so attractive to industry, are precisely the qualities that make PCBs so persistent in the environment. The United States General Accounting Office has estimated that 150 million pounds of PCB wastes have entered the environment.

Today the accepted means of disposal of PCBs are incineration or landfilling. Landfilling transfers the problem from one site to another without destroying the PCBs, and incineration is extremely costly. Heeding the call for more economical and effective solutions, Envirogen has been developing alternative remedial technologies for PCB cleanups.

Microbiology and process engineering have played a key role in Envirogen's goal of producing a commercial PCB destruction technology. The scientific challenge is that PCBs remain persistent in the environment because they are resistant to microbial degradation. Expanding on work begun at General Electric and several university laboratories, Envirogen has isolated superior and novel strains of PCB-degrading microorganisms, has established conditions for optimal microbial activity, and has explored the potential barrier-breaking advantages of genetically-modified bacterial strains.

Systems engineering has played a vital role in developing commercially viable, cost-effective systems for the biodegradation of PCBs. Envirogen has developed soil slurry bioreactors that are designed to use superior strains of microorganisms for on-site destruction of PCBs. In addition, Envirogen is aggressively pursuing in situ applications, which offer the most cost-effective solution to the destruction of PCBs. Field testing of both in situ and ex situ biotreatment techniques have been completed. Finally, Envirogen has engineered and patented a novel solid phase extraction process, called SoPE(TM), which can be used as a stand-alone treatment or in conjunction with bioremediation. Field tests of SoPE(TM) successfully demonstrated the efficacy and cost benefits of this technology. Envirogen is currently discussing commercial opportunities for the SoPE(TM) process with several clients.

Advanced Technologies

Envirogen's commitment to developing leading edge technologies is nowhere more evident than in the advanced technology development areas. The development of advanced technology not only serves to provide new business opportunities for Envirogen, but has also helped establish Envirogen as the leader in environmental biotechnology. One of the major areas of focus for this program has been the development and testing of advanced in situ bioremediation technologies such as bioaugmentation, whereby highly efficient microorganisms are injected directly into a contaminated aquifer. In 1996, Envirogen successfully demonstrated this technology, in combination with complementary delivery technologies, at two sites, one of which was for a Fortune 100 petroleum company. This work for the Fortune 100 petroleum company is significant because it is for the destruction of chlorinated organics at a geologically-complex site. Additional field tests are underway for the U.S. Air Force at the other site.

As mentioned earlier, economic factors have forced pollution generators to seek lower-cost alternatives to their hazardous waste problems. In particular, various agencies of the federal government have been early and strong supporters of innovative technologies aimed at achieving this goal. This support is evident through the government's Small Business Innovation Research (SBIR) program, which awards grants of various sums to companies for specific areas of research and development. Envirogen was awarded three two-year Phase II SBIR contracts in 1995, one in 1996, one in 1997 and one more is scheduled to start early in 1997 for the development of advanced technologies. One SBIR, for the Department of Defense, is to develop and test specialized microorganisms for destroying chlorinated solvents, the most significant class of groundwater contaminants in the United States. Another SBIR, for the Department of Energy, is for the development of gene probe technology to improve and document in situ bioremediation. The third SBIR, for the National Science Foundation, is for the development of a system to degrade the ozone-depleting chemicals, HCFCs.
The fourth SBIR, for the Department of Defense, is for the development and testing of biofiltration technology for toxic and odorous air-borne chemicals.

These examples, along with many other existing projects still under development, all lay the scientific groundwork which, when combined with appropriate engineered systems, lead the way to safer, more responsive commercial applications. The result is a cleaner environment achieved with cost-savings for the end-user.

WATER

Commercial Program
------------------

The enforcement of more rigorous regulations has created a need for specialized bioreactor systems and biocatalysts to degrade difficult contaminants in groundwater and industrial effluent streams. Envirogen is taking advantage of this favorable market situation to provide high performance aqueous bioreactor systems, including fluidized bed reactors and membrane bioreactors ("MBRs"). To increase its momentum in the water treatment program, Envirogen signed an agreement with Rhone-Poulenc in November 1996 to work collaboratively to commercialize and market MBRs. Following an 18-month business development period, the agreement calls for the two parties to form a joint venture. Envirogen is contributing its expertise in the biological treatment of wastewater with particular emphasis on its high-performance bioreactors, such as the membrane and fluidized bed bioreactors. Rhone-Poulenc is supplying marketing, project and engineering support as well as membrane systems to the project. Envirogen and Rhone-Poulenc have already conducted joint sales training, design, cost estimating and marketing efforts and are currently working on projects that integrate their respective technologies.

Envirogen, with its advanced knowledge of biocatalysis, is able to determine which microorganism is appropriate to degrade a specific contaminant and combine the right microorganism with the right bioreactor design, based on specific operational guidelines, to optimize the destruction of that contaminant. The combination of system improvements and specialized microorganisms is providing Envirogen's clients with smaller, and therefore less costly, equipment with lower operating costs than is achievable with conventional systems such as incineration and carbon adsorption. These system improvements and specialized microorganisms allow Envirogen to address difficult contaminant and performance requirements more effectively than can be done with conventional systems.

Envirogen's development efforts have included the commercialization of the fluidized bed reactor system ("FBR"), which effectively destroys recalcitrant compounds in water streams at costs lower than conventional technologies. Several years of laboratory development and successful field demonstrations of this process resulted in the sale of Envirogen's first full-scale FBR in 1994. The design, delivery and installation of this $1.2 million system for aniline and nitrobenzene destruction from groundwater was completed in 1996 at an industrial site in New Jersey. Start-up of this system is expected to be completed in 1997. It was estimated by the client that this system will save at least $1.8 million in capital and operating costs during the life of the project when compared to conventional technologies. Envirogen completed installation in 1996 of another FBR at Wright-Patterson Air Force Base for the destruction of chlorinated solvents and other hydrocarbons in groundwater. In 1996, Envirogen also completed the process engineering and design of a large FBR for industrial wastewater treatment for a Fortune 100 petrochemical company.

The Rhone-Poulenc agreement will also build upon Envirogen's technological breakthrough of degrading MTBE in an economical membrane bioreactor system, designed and built in collaboration with Rhone-Poulenc, using their membranes. Envirogen has successfully demonstrated the system for a Fortune 100 oil company in Texas and has also completed the design of a full-scale system. This breakthrough is significant because no economical removal technology is known to exist for MTBE.

Developmental Program
---------------------

TCE, a suspected carcinogen, is one of the most prevalent contaminants in groundwater, yet is often highly resistant to natural biodegradation. Envirogen began a program targeting TCE destruction with a technology license from Amgen. The program progressed through reactor design and scale-up and resulted in a successful field demonstration at Robins Air Force Base. This work continued in 1996 with the successful completion of a project at the F.E. Warren Air Force Base to develop a technology to treat soil vapors contaminated with TCE and other chlorinated solvents. This contract was funded by the Air Force Center for Environmental Excellence. Envirogen continues to develop technologies targeting TCE destruction under funding from the U.S. Air Force.

AIR

The biological control of airborne toxic compounds is now beginning to be recognized in the United States as a cost effective alternative to physical and chemical treatment methods such as incineration, adsorption, and wet chemical scrubbing. Biotreatment of easier to degrade compounds, such as odor-causing hydrogen sulfide, has been commercially successful in Europe for more than ten years.

Motivated by the 1990 Clean Air Act Amendments ("CAAA"), which increasingly regulate toxic organic compound releases, Envirogen has embarked upon a program to commercialize biotechnology to treat both odor-causing chemicals and volatile organic compounds. After a series of laboratory and field pilot projects, Envirogen understands the optimal conditions required by naturally occurring microorganisms to effectively degrade organic compounds listed under the CAAA.

During the early 1990's, Envirogen targeted specific contaminants such as hydrogen sulfide, carbon disulfide, styrene, terpenes, alcohol, aldehydes, isobutane, isopentane, the mixed solvents associated with the printing and surface coating industries, and hydrocarbons associated with remediation. These early projects resulted in two full-scale bioreactor designs: the biofilter and the biotrickling filter.

In biofiltration systems, microorganisms in the form of a moistened biofilm layer attached to an organic, porous filter substrate, are used to catalyze beneficial chemical reactions. As a contaminated vapor stream passes through the filter bed, pollutants are transferred from the vapor to the biolayer and are consumed by the microorganisms. Biotrickling filters are similar to biofilters, but contain a synthetic packing material instead of compost or peat, and operate with a greater liquid flow over the packing to facilitate mass transfer. The biotrickling filter expands the benefits and capabilities of biofiltration systems with certain contaminants.

As a result of Envirogen's experience with the destruction of hydrogen sulfide and carbon disulfide, Envirogen was awarded a contract from the Nylonge Corporation, a synthetic sponge manufacturer located in Ohio, to design and install a biofiltration system to control a 30,000 cfm exhaust air flow. The system suffered a shutdown in January 1996 shortly after installation which the Company believes was primarily caused by a failure of internal grating material supplied by third parties. Throughout 1996 Envirogen investigated the cause of the failure, redesigned the internal grating and rebuilt and restarted the system at a cost of approximately $650,000. While the ultimate responsibility for this cost has not yet been determined, Envirogen is actively pursuing reimbursement of these expenses from third parties.

Envirogen also received an order from ABTco, a decorative hardwood panel manufacturer, to design and construct a $1,800,000 biofiltration system at its Michigan facility. In 1996, this system was completed and is now fully operational. The system processes 50,000 cfm of air and is the first operating biofilter in the forest products industry in the U.S. Additionally, Envirogen has commercialized the biotrickling filter technology for styrene applications, for isopentane and isobutane used as the blowing agents in foam manufacturing, and for other selected chemical compounds. Envirogen is also field testing the biotrickling filter for a large chemical company for the treatment of a methyl chloride stream.

In May 1995, Envirogen formed a joint venture with nv VAM of the Netherlands to expand and enhance Envirogen's portfolio of air treatment products and services. The venture company, CVT America LLC, is owned 50% by Envirogen and 50% by VAM and provides patented modular biofiltration systems and other services for the treatment of odors, air toxics and volatile organic contaminants to specific segments of the air pollution control market. Envirogen and VAM, which has a well-established presence in the European biofiltration market, have combined their complementary biotreatment capabilities to provide a leadership position in the air pollution control market. CVT America realized initial revenues in 1995 on sales of its products and services and substantially increased its revenues in 1996. CVT America signed an agreement in 1996 with Davis Water, now a division of U.S. Filter, pursuant to which CVT provides biofilters to Davis Water to cover specific market segments. The agreement has already resulted in several systems sales, and CVT America began recognizing revenue from such sales in January 1997.

GOVERNMENTAL REGULATION

The federal and state environmental laws regulating Envirogen's current and proposed biodegradation systems are complex, subject to varying interpretations and continually evolving. Compliance with these laws, rules and regulations is expected to be time consuming and expensive. Any failure to comply with these requirements, even if unintentional, could give rise to liabilities, penalties or fines that could materially adversely affect Envirogen's financial condition and its reputation.

Under the Toxic Substances Control Act ("TSCA"), the EPA has the authority to regulate the use of chemicals for commercial purposes. A premanufacture notice ("PMN") is required to be filed with the EPA 90 days in advance of the manufacture for commercial purposes of any "new" chemical substance. To date, the EPA has not asserted that isolated strains of naturally-occurring microorganisms are chemical substances under TSCA. Since 1986, however, genetically-modified microorganisms, with certain limited exceptions, have been considered "new" chemical substances by the EPA. As a result, Envirogen's manufacture of genetically-modified microorganisms for commercial use or the release of genetically-modified microorganisms into the environment will require the filing of a PMN, subject Envirogen to the EPA's premanufacturing review process and require the development of risk assessment information. Depending on the nature of the microorganism, this process may be time-consuming and costly. Envirogen has been advised by the EPA that Envirogen's proposed use of genetically-modified microorganisms in a bioreactor is a "contained" use for purposes of research and development. The EPA has proposed new regulations for its TSCA biotechnology program that if adopted, would define the criteria under which the use of genetically-modified microorganisms in a bioreactor will be considered "contained." If the regulations are adopted, Envirogen believes the time and cost of obtaining EPA approval for its commercial systems may be reduced. Envirogen continues to monitor regulatory approvals required by the EPA under TSCA and by various state and local authorities related to Envirogen's intended use of genetically-modified bacteria.

Recombinant DNA research conducted with grants from the National Institute of Health ("NIH") must comply with NIH's Guidelines for Research Involving Recombinant DNA Molecules (the "Guidelines"). Although compliance with the Guidelines is not currently mandated for entities that do not receive any NIH funding, Envirogen has conducted its research involving genetically-modified microorganisms in compliance with the Guidelines. The Guidelines prohibit or restrict certain recombinant DNA experiments, set forth levels of biological and physical containment of recombinant DNA molecules for various types of research and require that institutional biosafety committees, composed of representatives of Envirogen and the public, approve certain experiments before they are initiated.

Envirogen's research and development activities on PCBs currently require a permit under TSCA, and certain of its other research activities on other hazardous substances require state permits. These permits have been obtained. Additionally, other permits may be required from the EPA and various state and local agencies in connection with the installation, use or operation of Envirogen's biodegradation systems.

Envirogen's biodegradation systems, whether used at a hazardous waste generator's facility or at a hazardous waste site, also may be subject to permitting under the Resource Conservation and Recovery Act ("RCRA") as a Treatment, Storage or Disposal Facility ("TSD facility"). The field demonstration of a bioreactor system may also require a permit under RCRA. Obtaining a TSD facility permit can be a time consuming and expensive process, requiring considerable documentation, including process information, waste specifications and information regarding compliance assessments, security procedures, emergency plans and insurance, as well as local public hearings. Local public opposition may delay the issuance of a TSD facility permit for a number of years or even cause the EPA to deny the permit.

Envirogen's systems may also be subject to other environmental regulations including mandatory destruction levels and prohibitions on the release of significant levels of hazardous wastes into the environment.

Envirogen's vapor extraction technology is subject to strict enforcement of various EPA and state environmental regulations and various site specific permitting requirements. EPA or state regulatory agency review of the remedial action plan is a prerequisite to installation of a full-scale vapor extraction system. In addition, the vapor extraction system must comply with federal and state air and water pollution control standards and an air emissions permit is often required. In some instances, the system will require a permit in order to discharge the treated waste stream into ground or surface waters.

Federal and state safety and health regulations require Envirogen to train its employees for work at hazardous waste sites and require the preparation of health and safety plans for each individual project.

Management believes that Envirogen is in compliance with all material regulatory requirements.

COMPETITION

The environmental remediation industry is highly fragmented and competitive. Competitors include engineering and construction firms, environmental management service firms and specialized technology companies, including companies focusing on developing advanced biological remediation technologies similar to Envirogen's technologies. As technological advances are made and become more widely known, the larger environmental firms may acquire these companies and technologies and offer such technologies as part of an overall solution to a hazardous waste remediation project. Because these companies have significantly greater financial resources than Envirogen and can offer a wider range of services, Envirogen may be at a competitive disadvantage.

In general, competition in the hazardous waste management industry is based primarily upon the cost of the volume of waste treated, contained or removed. Where the waste is removed, customers are typically charged on a per ton basis on contaminated soil excavated and transported to a hazardous waste landfill. Additional competitive factors include corporate presence in a geographic area, regulatory support, performance standards and technical reliability and competence. Envirogen's competitive position is premised upon the lower-cost treatment approach traditionally associated with conventional biodegradation techniques, but focus upon Envirogen's distinctive approach to degrading recalcitrant hazardous waste.

Certain environmental companies offer full-service, turn-key approaches that are capable of providing an overall solution to a hazardous waste remediation project. Where appropriate, Envirogen teams with larger environmental service firms to offer consulting, engineering, project management, materials handling and other complementary techniques that are provided by the larger firm in conjunction with Envirogen's biodegradation technology. To date, Envirogen has been able to establish acceptable levels of such teaming arrangements on satisfactory terms.

In response to the search for alternatives to incineration, deep-well injection and hazardous waste landfills, various developmental chemical and physical treatment technologies are being explored by sources within industry, university research centers and the EPA. Any of these alternative technologies, if found to be effective and cost efficient, may directly or indirectly compete with Envirogen's technologies. Certain present remediation alternatives are under regulatory review and, as in the case of incineration, their availability may be limited or restricted in the future, thereby increasing the need to develop acceptable alternatives.

Envirogen is aware of a number of potential competitors seeking to develop commercial systems employing biological degradation technology, many of which have considerably greater financial resources than Envirogen. Some of these companies are focusing directly on the enhancement of the degradative activities of indigenous microorganisms, and some have isolated strains of microorganisms that alone or in combination with other isolated strains of bacteria will degrade certain hazardous wastes. Envirogen does not expect that other entities seeking solely to enhance conventional biological treatment systems will be able to demonstrate these systems' effectiveness in degrading the more recalcitrant hazardous chemicals targeted by Envirogen. There are, however, a number of companies attempting to develop advanced biological treatment techniques similar to those of Envirogen for treatment of these recalcitrant chemicals. The less stable hydrocarbon wastes are not particularly difficult to degrade using conventional biological methods, and Envirogen expects greater competition in that market sector.

Envirogen is aware of other companies that have targeted the biodegradation of TCE and have performed various degrees of testing. Envirogen is not aware of any competitor that has had substantial positive results in the biodegradation of PCB wastes, although Envirogen believes that various companies have targeted the PCB biodegradation market. Envirogen is aware of and expects continued competition in the areas of remediation of industrial air toxics, industrial wastewaters, groundwater and nitroaromatics.

In addition, there are a significant number of companies that offer soil vapor extraction and related remediation services. The EPA has rated soil vapor extraction as one of the top innovative technologies. Changes in governmental regulations, the enforcement of regulations or advances in technology may result in a decrease in the demand for vapor extraction services or affect the competitive environment in which Envirogen operates.

EMPLOYEES

As of December 31, 1996, Envirogen had 100 full-time employees, including 40 in engineering, 24 in research and development, 22 in administration and finance and 14 in marketing. Doctoral degrees are held by ten employees and encompass the disciplines of biochemistry, molecular biology, chemical engineering, microbiology and microbial physiology. Each of Envirogen's key employees is subject to a confidentiality agreement with Envirogen covering Envirogen's processes and plans relating to its business and activities. Envirogen is not subject to any collective bargaining agreements and believes that its relationship with its employees is excellent.

ENVIRONMENTAL LIABILITY AND INSURANCE

Envirogen could be held strictly liable under various laws and regulations if microorganisms or hazardous wastes cause harm to humans or the environment, even if Envirogen were not negligent. Although Envirogen has a $5,000,000 combined professional liability and contractor's pollution liability insurance program that also provides limited product liability coverage, there can be no assurance that environmental liabilities that may be incurred by Envirogen will be covered by its insurance or that the dollar amount of covered liabilities will not exceed policy limits. Accordingly, a partially or completely uninsured judgment against Envirogen could have a materially adverse effect on Envirogen. Liability insurance market conditions may make it impossible or uneconomical for Envirogen to obtain combined professional and contractor's pollution liability or product liability insurance, which may adversely affect its ability to market its products and services. Although Envirogen attempts to mitigate some of the uninsured risks by typically not taking title to its customers' waste or transporting such waste, such measures are not sufficient to avoid all potential liability.

Envirogen may be required to indemnify its customers against losses and fines associated with work under certain of its contracts in the event that Envirogen's performance under such contract or contracts is faulty or not conducted in compliance with deadlines. Although Envirogen will make every effort to mitigate losses under indemnification clauses contained in its contracts, a claim, if successful and of sufficient magnitude, could have a materially adverse effect on the business or financial condition of Envirogen.

ITEM 2.   PROPERTIES

Envirogen's headquarters and Midatlantic Operations Group are located in Lawrenceville, New Jersey, where it leases 35,000 square feet of office space for its administrative, laboratory and pilot facilities. Envirogen leases 27,000 square feet of office and warehouse space in Lansing, Michigan for its MWR Operations Group. Envirogen also leases 10,400 square feet of office space in Canton, Massachusetts for its Northeast Operations Group. Another 2,200 square feet of office space is leased in Houston, Texas for its Gulf Coast Operations Group. Management believes that Envirogen's facilities are adequate and suitable for Envirogen's current and proposed operations for the immediately foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

Envirogen knows of no material litigation or other legal proceedings pending or threatened to which it is, or may become, a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                            ADDITIONAL INFORMATION

The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company serve at the discretion of the Board of Directors. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the Company's executive officers as of the date of this report and their previous business experience.

     Name                        Age                Position
     ----                        ---                --------
     Harcharan S. Gill, Ph.D.     56         President, Chief Executive Officer and Director
     Ronald Unterman, Ph.D.       51         Vice President and Chief Scientific Officer
     David N. Enegess             50         Vice President-Marketing and Commercial
                                               Development

Harcharan S. Gill has been a director, President and Chief Executive Officer of the Company since August 1994. Prior to joining the Company, from 1971 to July 1994, Dr. Gill held a number of positions with Dames & Moore, a leading environmental engineering company. From February 1988 to March 1991, he was General Manager in Toronto, Canada of Trow Dames & Moore, a joint venture of Trow Consulting Engineers and Dames & Moore. From April 1991 to March 1992, he returned to the United States in the capacity as General Manager of the Dames & Moore Florida and Caribbean Region. After Dames & Moore became a public company in 1992, Dr. Gill was Vice President and General Manager of Dames & Moore's Southern Region, and from April 1994 until July 1994, he served as Vice President in Dames & Moore's Corporate Development Group. Dr. Gill received a Ph.D. in Civil Engineering from Cornell University.

Ronald Unterman is a founder of the Company and was Vice President of Research and Development from August 1988 until March 1995, at which time he was appointed Vice President and Chief Scientific Officer. From 1981 until he joined the Company, Dr. Unterman served as a staff scientist (from November 1981 to December 1987) and as a manager (from January 1988 to July 1988) of the Environmental Technology Program at General Electric Company. His primary area of research expertise is in the development of methods for biodegrading PCBs. Dr. Unterman received a B.A. in biology from Haverford College, studied under a Molecular Biology Fellowship at Rockefeller University and holds a Ph.D. in biochemistry from Columbia University.

David N. Enegess is a founder of the Company and has been its Vice President of Marketing and Commercial Development since its incorporation in June 1988. From 1982 until he joined the Company, he served in various capacities, most recently as Vice President of Corporate Development, for American NuKEM Corporation (formerly known as WasteChem Corporation), a company which sells equipment, systems and services for the treatment of hazardous wastes. Mr. Enegess received his undergraduate and masters degrees in chemical engineering from Tufts University.

                                    PART II


ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Envirogen's Common Stock and Common Stock Purchase Warrants are traded in the Nasdaq SmallCap Market under the symbols "ENVG" and "ENVGW," respectively. Each Common Stock Purchase Warrant entitles the holder to purchase one-half of one share of Common Stock at an exercise price of $5.20 per full share, subject to adjustment, until October 13, 1998. The Common Stock prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth for the periods indicated the high and low closing prices for Envirogen's Common Stock as reported by Nasdaq.

               1996                 HIGH          LOW
               ----                 -----         ----
            1st Quarter             $4.00         $2.50
            2nd Quarter             $4.63         $2.38
            3rd Quarter             $4.00         $2.13
            4th Quarter             $3.75         $2.38

               1995
               ----
            1st Quarter             $1.88         $1.38
            2nd Quarter             $2.25         $1.75
            3rd Quarter             $4.25         $1.50
            4th Quarter             $3.75         $2.50

The closing price for the Common Stock on February 28, 1997 was $2.63. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The number of stockholders of record as of December 31, 1996 was approximately 290, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 1650.

Envirogen has never declared or paid cash or other dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon Envirogen's earnings, capital requirements, financial condition and other relevant factors. Envirogen presently intends to retain all earnings, if any, for future use in its business and does not anticipate paying dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table contains selected financial data for each of the Company's last five fiscal years. This data should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report and with Item 7 of this report.

SUMMARY OF OPERATIONS

                                                            Years Ended December 31,
                                      -----------------------------------------------------------------------------

                                            1996            1995            1994            1993            1992
                                            ----            ----            ----            ----            ----
 Revenues                             $  12,919,594   $   8,033,698   $   6,134,577   $   4,714,752   $   3,386,459
 Costs and expenses                      15,689,306      10,279,694      10,503,989       9,879,694       7,693,633
 Interest, net                              170,783         169,972         111,659         216,696         235,128
 Equity in loss of
   joint venture                            (52,629)        (93,437)              -               -               -
 Other, net                                   7,601          16,961               -               -               -
                                      -------------   -------------   -------------   -------------   -------------
 Net loss                                (2,643,957)     (2,152,500)     (4,257,753)     (4,948,246)     (4,072,046)
 Preferred stock
   dividends                                (36,458)       (233,333)              -               -               -
                                      -------------   -------------   -------------   -------------   -------------
 Net loss applicable to
   Common Stock                        ($ 2,680,415)   ($ 2,385,833)   ($ 4,257,753)   ($ 4,948,246)   ($ 4,072,046)
                                      =============   =============   =============   =============   =============

 Net loss per share
   applicable to
   Common Stock                              ($0.24)         ($0.31)         ($0.57)         ($0.79)         ($0.79)
                                             =======         =======         =======         =======         =======

 SUMMARY OF FINANCIAL POSITION

                                                                      December 31,
                                      -----------------------------------------------------------------------------

                                               1996            1995            1994            1993            1992
                                               ----            ----            ----            ----            ----
  Total assets                        $  12,716,624   $   8,585,233   $   6,704,806   $  11,945,079   $  10,505,940
  Working capital                         7,094,266       4,934,700       3,628,377       8,204,251       8,145,091
  Long-term obligations                      42,176          60,951         177,704         298,709         175,352
  Redeemable convertible
    Preferred Stock                               -       1,728,621               -               -               -
  Stockholders' equity                   10,047,233       4,863,357       5,400,207       9,694,715       9,523,971

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

GENERAL
-------

The source of the Company's revenues to date includes (i) commercial sales of the Company's biological degradation systems, (ii) remediation services, including both in situ and ex situ bioremediation, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water streams. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures cannot be predicted.

On January 14, 1997, Envirogen entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fluid Management, Inc., a Wisconsin-based, full service environmental consulting firm ("FMI"), and the stockholders of FMI, pursuant to which, among other things, FMI will be merged with and into Envirogen (the "Merger"), with Envirogen being the surviving corporation. In the Merger, the stockholders of FMI will have the right to receive 4,190,477 shares of Common Stock and $11,000,000 of cash, subject to adjustment pursuant to the Merger Agreement. In order to fund the cash portion of the merger consideration and to provide additional working capital for Envirogen, Envirogen entered into a Securities Purchase Agreement on January 14, 1997 with Warburg, Pincus Ventures, L.P., a Delaware limited partnership ("Warburg"), pursuant to which, among other things, Envirogen will issue and sell to Warburg 6,095,238 shares of Common Stock for an aggregate cash purchase price of $16,000,000 (the "Warburg Transaction"). The closing of the Merger and the Warburg Transaction is expected to occur in April 1997, subject to the approval of the stockholders of Envirogen and other contingencies customary for a transaction such as the Merger and the Warburg Transaction. Accordingly, no assurance can be given that the Merger and the Warburg Transaction will be consummated.

RESULTS OF OPERATIONS
---------------------

1996 COMPARED TO 1995
---------------------

The Company reported revenues in 1996 of $12,919,594, an increase of 61% from 1995. The net loss in 1996 increased 12% to $2,680,415, while the net loss per share was $0.24 compared to $0.31 in 1995. The decrease in net loss per share is due to a greater number of shares outstanding resulting from the issuance of Common Stock in May 1996.

Commercial revenues increased 82% to $10,892,871 from $5,971,278 in 1995 while revenues from corporate and government research and development contracts decreased 2% to $2,026,723 from $2,062,420 in 1995. The increase in commercial revenues is due primarily to revenues of approximately

$3.4 million from the Company's MWR subsidiary that was acquired in February 1996 combined with increased systems sales of approximately $1.6 million by the Company's Commercial Air Group related to the ABTco biofilter project. Revenues from remediation activities accounted for 81% of the Company's commercial revenues during 1996.

Revenues from corporate and government research and development contracts decreased slightly from last year as revenues from numerous new projects partially offset the loss of revenues due to the conclusion in December 1995 of PCB work the Company performed for the Texas Eastern Transmission Corporation. The Company's Phase II Department of Energy Small Business Innovative Research Grant (SBIR), Phase II Department of Defense SBIR and Phase II National Science Foundation SBIR all contributed significantly to 1996 results. The Company also recorded initial revenues in 1996 under a new Phase I grant from the Department of Energy, a new Phase I grant from the National Science Foundation and a new Phase II grant from the Department of Defense.

Total costs and expenses increased 53% to $15,689,306 in 1996 from $10,279,694 in 1995, due primarily to the increased cost of commercial services and products associated with the higher revenue levels. The cost of commercial operations increased 89% to $9,676,960 due to higher revenue levels, a greater proportion of which were attributable to lower margin systems sales. Research and development expenses decreased 2% to $2,403,566. General and administrative expenses increased 24% to $1,965,369 due largely to the increased amortization of intangible assets associated with the acquisition of MWR in February 1996, increased legal expenses associated with patent applications and the growth of
the Company.   Marketing expenses decreased 10% to $993,411 due primarily to reduced personnel related costs combined with other cost reduction efforts. In January 1996, a biofiltration system installed by the Company for the Nylonge Corporation suffered a shutdown, which the Company believes was primarily caused by a failure of internal grating material supplied by third parties. Throughout 1996 the Company investigated the cause of the failure, redesigned the internal grating and rebuilt and restarted the system at a cost of approximately $650,000. While the ultimate responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However, there can be no assurance that any such recoveries will be attained.

Interest income decreased by 4% to $193,776 due to the decreased interest rates available on the Company's cash balances. Equity in loss of joint venture, which resulted from the Company's participation in the CVT America joint venture, decreased 44% to $52,629. Prior to the conversion of the Company's preferred stock in May 1996, the Company paid dividends on the preferred stock of $36,458 in 1996.

1995 COMPARED TO 1994
---------------------

The Company reported revenues in 1995 of $8,033,698, an increase of 31% from 1994. The net loss in 1995 decreased by 44% to $2,385,833, while the net loss per share was $0.31 compared to $0.57 in 1994. In the third quarter of 1994, the Company underwent a strategic restructuring of its operations to increase efficiencies and decrease costs. The restructuring resulted in cost reductions that are reflected in the improved 1995 performance.

Commercial revenues increased by 47% to $5,971,278 from $4,061,432 in 1994, while revenues from corporate and government research and development contracts decreased slightly to $2,062,420 from $2,073,145 in 1994. The $1,909,846 increase in commercial revenues was due primarily to approximately $1,000,000 of increased sales of the Company's commercial air and water systems and an increase in demand for remediation services in its Midatlantic and Northeastern Operations Groups. Commercial revenues were significantly improved versus 1994, despite the fact that inconclusive test results from a field treatability study for the treatment of airborne odor-causing effluents at a large industrial chemical company in New Jersey caused the Company and the client to jointly terminate, in the second quarter of 1995, a September 1994 contract valued at approximately $1,000,000. Revenues from remediation services accounted for 81% of the Company's 1995 commercial revenues.

Revenues from corporate and government research and development contracts remained relatively unchanged as the Company was able to replace several completed large projects, which contributed significant revenues in 1994, with several new multi-year grants and contracts. The Company recorded initial revenues in 1995 under two new Phase I SBIR grants and a multi-year Phase II SBIR contract from the National Science Foundation, a multi-year Phase II SBIR grant as well as separate research and consulting contracts from the Department of Energy, and two Phase I and multi-year Phase II contracts from the Department of Defense.

Total costs and expenses decreased by 2% to $10,279,694 in 1995 from $10,503,989 in 1994. The cost of commercial operations increased by 53% to $5,126,901 due to higher revenue levels and other expenses associated with the continued commercialization of new technologies, including the design and cost of production of the Company's biological degradation systems, as well as the realignment of personnel that resulted in increased headcounts in Commercial Operations and reduced headcounts in Administration, Marketing and Research and Development. Research and development expenses decreased by 26% to $2,459,580, general and administrative expenses decreased by 31% to $1,583,383 and marketing expenses decreased by 29% to $1,109,830 due primarily to staff reductions (realignment of personnel and layoffs) and other cost reduction efforts resulting from the Company's strategic restructuring of its operations during the third quarter of 1994.

Interest income increased by 22% to $201,130 due to the increased cash available for investment as a result of the April 1995 private placement of preferred stock. Equity in loss of affiliate of $93,437 is due to the Company's participation in the CVT America joint venture. Dividends of $233,333 were recognized on the convertible preferred stock, consisting of $116,666 of regular dividends and $116,667 for a special dividend paid in connection with the voluntary conversion of 50% of the preferred stock to common stock in December 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through public offerings and private placements of equity securities, research and development agreements with major industrial companies, research grants from government agencies and revenues from commercial services and sales of biological degradation systems. At December 31, 1996 the Company had cash and cash equivalents of $4,614,062 and working capital of $7,094,266. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents increased by $865,865 from December 31, 1995 to December 31, 1996 due to the net proceeds of $4,607,984 from the May 1996 private placement of Common Stock which offset the cash payment of $1,332,000 for the purchase of MWR, Inc. in February 1996, cash used by operations of $2,054,402, capital expenditures of $102,744, an advance to affiliate of $100,000, capital lease principal repayments of $124,020 and cash dividends on preferred stock of $51,041. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At December 31, 1996, unbilled revenue was $437,772 greater than at December 31, 1995 due primarily to the acquisition of MWR.

Accounts receivable increased by $1,524,783 from December 31, 1995 to December 31, 1996 primarily due to the acquisition of MWR. Accounts payable increased by $563,865 and accrued expenses and other liabilities increased by $342,195 in the same period due primarily to the acquisition of MWR.

If the Merger and the Warburg Transaction are consummated, of which there can be no assurance, Envirogen's available capital resources are expected to consist of the following: (a) Envirogen's and FMI's cash and cash equivalents on hand immediately following the Closing, including the net proceeds from the Warburg Transaction (after the payment of the cash portion of the merger consideration, the repayment of all outstanding indebtedness of FMI for borrowed money on the Closing Date and the payment by Envirogen of transaction costs incurred by Envirogen, FMI (not to exceed $350,000) and Warburg (not to exceed $50,000) in connection with the Merger and the Warburg Transaction); and (b) the expected generation of cash from the combined operations of Envirogen and FMI after the Closing Date. In addition, Envirogen intends to supplement its working capital with a credit facility. There can be no assurance that any such credit facility will be obtained or, if obtained, will be on terms advantageous to Envirogen.

If the Merger and the Warburg Transaction are not consummated, (a) Envirogen will continue to incur operating losses during the period of development and commercialization of its technologies relating to the treatment of hazardous wastes and industrial pollutants; (b) although it is unable to predict with certainty, Envirogen believes it will have sufficient capital to meet its operating requirements at least through 1998; (c) if Envirogen is unable to obtain continued funding for the development of these technologies through research and development agreements and increased commercial revenues, it will be necessary to obtain funding from other sources; and (d) there can be no assurance that Envirogen will be able to obtain additional funds to meet its capital requirements or, if successful, the terms of such financing may not be advantageous to Envirogen.

OTHER MATTERS
-------------

As of December 31, 1996, the Company had a net operating loss carryforward of approximately $19,300,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2011. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date. The Company's net operating losses may be further limited in the event of additional ownership changes, if any, as a result of future equity issuances in addition to the shares to be issued in the Merger and the Warburg Transaction.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                             ----------------------------------------
                                                                   1996                     1995
                                                             ----------------        ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $4,614,062             $ 3,748,197
   Accounts receivable, net of allowance for doubtful
     accounts of $245,138 in 1996 and $131,381 in 1995             3,100,447               1,575,664
   Unbilled revenue                                                1,776,004               1,338,232
   Inventory                                                          55,027                  44,430
   Prepaid expenses and other current assets                         175,941                 160,481
                                                                 ------------            ------------
       Total current assets                                        9,721,481               6,867,004

Property and equipment, net                                          922,320               1,074,660
Restricted cash                                                      309,300                 309,300
Investment in and advances to joint venture                          228,934                 181,563
Intangible assets, net                                             1,348,677                  26,099
Other, principally deposits                                          185,912                 126,607
                                                                 ------------            ------------
       Total assets                                              $12,716,624             $ 8,585,233
                                                                 ============            ============

LIABILITIES
Current liabilities:
   Accounts payable                                               $1,335,954             $   772,089
   Accrued expenses and other liabilities                            955,886                 613,691
   Deferred revenue                                                  312,784                 424,588
   Current portion of note payable                                     4,287                   4,333
   Current portion of capital lease obligations                       18,304                 103,020
   Preferred Stock dividends payable                                                          14,583
                                                                 ------------            ------------
       Total current liabilities                                   2,627,215               1,932,304

Deferred rent                                                         12,222                  48,890
Note payable, net of current portion                                                           4,287
Capital lease obligations, net of current portion                     29,954                   7,774
                                                                 ------------            ------------
       Total liabilities                                           2,669,391               1,993,255
                                                                 ------------            ------------

Commitments and contingencies (see Note 11)

Redeemable Cumulative Convertible
   Preferred Stock                                                                         1,728,621

STOCKHOLDERS' EQUITY
Common stock                                                         129,319                  90,495
Additional paid-in capital                                        31,925,861              24,100,394
Accumulated deficit                                              (22,001,997)            (19,321,582)
Less:  Treasury stock                                                 (5,950)                 (5,950)
                                                                 ------------            ------------
       Total stockholders' equity                                 10,047,233               4,863,357
                                                                 ------------            ------------
       Total liabilities, redeemable cumulative convertible
        preferred stock and stockholders' equity                 $12,716,624             $ 8,585,233
                                                                 ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF OPERATIONS


                                                         Year Ended December 31,
                                          -------------------------------------------------
                                                1996              1995             1994
                                          ---------------   --------------   --------------
Revenues:
  Commercial operations                      $10,892,871       $5,971,278       $4,061,432
  Research and development services            2,026,723        2,062,420        2,073,145
                                          ---------------   --------------   --------------
    Total revenues                            12,919,594        8,033,698        6,134,577
                                          ---------------   --------------   --------------


Cost of commercial operations                  9,676,960        5,126,901        3,358,730
Provision for contract claim                     650,000
Research and development costs                 2,403,566        2,459,580        3,311,301
General and administrative expenses            1,965,369        1,583,383        2,279,502
Marketing expenses                               993,411        1,109,830        1,554,456
                                          ---------------   --------------   --------------
    Total costs and expenses                  15,689,306       10,279,694       10,503,989
                                          ---------------   --------------   --------------


Other income (expense):
  Interest income                                193,776          201,130          164,886
  Interest expense                               (22,993)         (31,158)         (53,227)
  Equity in loss of joint venture                (52,629)         (93,437)
  Other, net                                       7,601           16,961
                                          ---------------   --------------   --------------
      Other income, net                          125,755           93,496          111,659
                                          ---------------   --------------   --------------

Net loss                                      (2,643,957)      (2,152,500)      (4,257,753)

Preferred stock dividends                        (36,458)        (233,333)
                                          ---------------   --------------   --------------

Net loss applicable to Common Stock          ($2,680,415)     ($2,385,833)     ($4,257,753)
                                          ===============   ==============   ==============


Net loss per share applicable to
    Common Stock                                  ($0.24)          ($0.31)          ($0.57)
                                          ===============   ==============   ==============


Weighted average number of shares of
   Common Stock outstanding                   11,374,922        7,669,639        7,461,821
                                          ===============   ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 1996, 1995 and 1994

                                                         Additional
                                      Common Stock         Paid-in        Accumulated         Treasury Stock
                                  --------------------                                   -------------------------
                                    Shares     Amount      Capital          Deficit         Shares    Amount
                                  ----------  --------  -------------     -------------  ----------  -------------
BALANCE AT DECEMBER 31, 1993       7,499,250   $74,992   $22,303,219      ($12,677,996)  (55,000)     ($5,500)

Net loss                                                                    (4,257,753)
Expenses from issuance of Common
 Stock and warrants                                          (58,541)
Exercise of stock options/ other      45,500       455        21,781
Treasury stock repurchases                                                                (4,500)        (450)
                                  ----------  --------   -----------      -------------  --------     --------
BALANCE AT DECEMBER 31, 1994       7,544,750   $75,447   $22,266,459      ($16,935,749)  (59,500)     ($5,950)

Net loss                                                                    (2,385,833)
Conversion of Convertible
 Preferred Stock                   1,400,000    14,000     1,697,121
Issuance of Common Stock for
 interest in joint venture            58,140       582       124,418
Exercise of stock options             46,570       466        12,396
                                  ----------  --------   -----------      -------------  --------     --------
BALANCE AT DECEMBER 31, 1995       9,049,460   $90,495   $24,100,394      ($19,321,582)  (59,500)     ($5,950)

Net loss                                                                    (2,680,415)
Conversion of Convertible
 Preferred Stock                   1,400,000    14,000     1,714,621
Issuance of Common Stock for cash  2,000,000    20,000     4,587,984
Issuance of Common Stock to
 acquire MWR, Inc.                   456,500     4,565     1,506,450
Exercise of stock options             25,980       259        16,412
                                  ----------  --------   -----------      -------------  --------     --------
BALANCE AT DECEMBER 31, 1996      12,931,940  $129,319   $31,925,861      ($22,001,997)  (59,500)     ($5,950)
                                  ==========  ========   ===========      =============  ========     ========

Preferred Stock:  Authorized 2,000,000 shares, par value $.01 per share. 140,000 shares of Series C Convertible Preferred Stock outstanding at December 31, 1995. No preferred shares issued or outstanding at December 31, 1994 and 1996.
Common Stock:     Authorized 20,000,000 shares, par value $.01 per share.


The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED  STATEMENTS OF CASH FLOWS


                                                                                     Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                        1996                1995                 1994
                                                                   ------------          ------------        --------------
Cash flows from operating activities:
  Net loss                                                         ($2,643,957)          ($2,152,500)        ($4,257,753)
  Adjustments to reconcile net loss to cash used by
  operating activities:
    Depreciation and amortization                                      992,697               574,183             542,984
    Provision for doubtful accounts                                     84,800                60,000              17,700
    Equity in loss of joint venture                                     52,629                93,437
    Other                                                               (8,521)               (1,941)

Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                        (850,546)              (12,759)             58,881
    (Increase) decrease in unbilled revenue                            107,213              (793,410)           (352,017)
    (Increase) decrease in prepaid expenses and other assets           272,694               (63,031)             (6,044)
    (Increase) decrease in inventory                                    48,606               (44,430)
    (Increase) in restricted cash                                                                               (309,300)
    Increase (decrease) in accounts payable                            182,942               349,877            (643,770)
    Increase (decrease) in accrued expenses and other liabilities     (181,155)               65,380             (71,476)
    Increase (decrease) in deferred revenue                           (111,804)              347,978             (91,297)
                                                                   -----------            ----------          -----------
       Net cash used by operating activities                        (2,054,402)           (1,577,216)         (5,112,092)
                                                                   -----------            ----------          -----------


Cash flows from investing activities:
    Capital expenditures                                              (102,744)              (94,742)           (392,180)
    Investment in and advances to joint venture                       (100,000)             (150,000)
    Purchase of MWR, Inc.                                           (1,332,000)
    Purchase of marketable securities                                                                         (1,958,720)
    Proceeds from maturities of marketable securities                                                          1,958,720
    Proceeds from sale of property and equipment                         9,750                 3,000
                                                                   -----------            ----------          ----------
       Net cash used in investing activities                        (1,524,994)             (241,742)           (392,180)
                                                                   -----------            ----------          ----------


Cash flows from financing activities:
  Debt repayment                                                        (4,333)               (4,002)             (3,397)
  Capital lease principal repayments                                  (124,020)             (128,084)           (135,825)
  Net proceeds from issuance of Common Stock                         4,607,984
  Net proceeds from issuance of Redeemable
     Cumulative Convertible Preferred Stock                                                3,457,242
  Expenses of converting 50% of Redeemable
     Cumulative Convertible Preferred Stock                                                  (17,500)
  Expenses of  issuing Common Stock and warrants                                                                 (58,541)
  Net proceeds from exercise of stock options                           16,671                12,862              21,786
  Cash dividends paid on Redeemable Cumulative
     Convertible Preferred Stock                                       (51,041)             (218,750)
                                                                   -----------            ----------          ----------
       Net cash provided by (used in) financing activities           4,445,261             3,101,768            (175,977)
                                                                   -----------            ----------          ----------


Net increase (decrease) in cash and cash equivalents                   865,865             1,282,810          (5,680,249)

Cash and cash equivalents at beginning of year                       3,748,197             2,465,387           8,145,636
                                                                   -----------            ----------          -----------

Cash and cash equivalents at end of year                           $ 4,614,062            $3,748,197          $2,465,387
                                                                   ===========            ==========          ===========



Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                                               $23,041                $31,061             $43,538
                                                                   ===========             ==========          ===========
  Cash paid for income taxes                                            $2,110                   $200                  $0
                                                                   ===========             ==========          ===========

Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------
-The Company entered into capital lease obligations amounting to $48,932 and
 $42,924 for the years ended December 31, 1996 and 1995, respectively.
-In February 1996, the Company acquired MWR, Inc. for $1,332,000 in cash and
 456,500 shares of Common Stock valued at $1,511,015.
-In December 1995, there was a voluntary conversion of 140,000 shares of Series
 C Convertible Preferred Stock into 1,400,000 shares of Common Stock. In May
 1996, there was a voluntary conversion of the remaining 140,000 shares of
 Series C Convertible Preferred Stock into 1,400,000 shares of Common Stock.
-In May 1995, the Company and nv VAM of the Netherlands formed a joint venture,
 CVT America, L.L.C. For its 50% interest, the Company paid $48,250 in cash and issued 58,140 shares of Envirogen common stock to VAM valued at $125,000.

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________________


1.   BUSINESS AND ORGANIZATION
     -------------------------

     Envirogen, Inc. ("Envirogen") is an environmental biotechnology company engaged in the development and design of advanced biological systems to treat and degrade hazardous wastes. The Company has also been engaged in commercial remediation activities through Vapex Environmental Technologies, Inc. ("Vapex"), a wholly-owned subsidiary that was merged into Envirogen effective December 31, 1994, and through MWR, Inc. ("MWR") of Lansing, Michigan, a wholly-owned subsidiary that was acquired on February 9, 1996 (see Note 3). The Company also entered into a joint venture during 1995 (see Note 18).

     On January 14, 1997, Envirogen entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fluid Management, Inc., a Wisconsin-based, full service environmental consulting firm ("FMI"), and the stockholders of FMI, pursuant to which, among other things, FMI will be merged with and into Envirogen (the "Merger"), with Envirogen being the surviving corporation. In the Merger, the stockholders of FMI will have the right to receive 4,190,477 shares of Common Stock and $11,000,000 of cash, subject to adjustment pursuant to the Merger Agreement. In order to fund the cash portion of the merger consideration and to provide additional working capital for Envirogen, Envirogen entered into a Securities Purchase Agreement on January 14, 1997 with Warburg, Pincus Ventures, L.P., a Delaware limited partnership ("Warburg"), pursuant to which, among other things, Envirogen will issue and sell to Warburg 6,095,238 shares of Common Stock for an aggregate cash purchase price of $16,000,000 (the "Warburg Transaction"). The closing of the Merger and the Warburg Transaction is expected to occur in April 1997, subject to the approval of the stockholders of Envirogen and other contingencies customary for a transaction such as the Merger and the Warburg Transaction. Accordingly, no assurance can be given that the Merger and the Warburg Transaction will be consummated.

     While the activities of Vapex and MWR are principally commercial remediation, a significant portion of the activities of Envirogen to date have been related to research with corporate and governmental sponsors and the determination of the feasibility of designed and advanced biological systems to treat and degrade hazardous wastes. Certain of Envirogen's bioremediation systems will require substantial additional research, development and testing to determine their commercial viability and will require significant additional financing. The Company is subject to a number of other risks similar to those of other companies in similar stages of development, including but not limited to short operating history including losses to date, future capital needs (particularly if the Merger and the Warburg Transaction are not consummated), dependence on key personnel, competition, risk of technological obsolescence, governmental regulations and approvals and limited manufacturing and marketing capabilities.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________________


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vapex and MWR. All material intercompany balances and transactions are eliminated in consolidation.

     RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior year's presentation with the 1996 financial statement presentation.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the preparation of these financial statements include provisions made for doubtful accounts and contracts and amortization periods for intangibles.

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     INVENTORY

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists primarily of office and laboratory equipment and leasehold improvements. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the assets. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the assets which range from three to five years. Gains and losses on disposals are recognized in the year of disposal. Repair and maintenance expenditures are expensed as incurred; significant renewals and betterments are capitalized. Property and equipment leased under capital leases are capitalized at the lower of the present value of minimum lease payments or the fair value of the leased property.

     INTANGIBLE ASSETS

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives. The Company reviews these items on a regular basis for realization.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


     DEFERRED RENT

     The Company has received rent abatements for limited periods in connection with the lease for certain office and laboratory space. Costs associated with this lease recorded on a straight-line basis over the full lease term resulted in deferred rent liability of $12,222 and $48,890 at December 31, 1996 and 1995, respectively.


     REVENUE RECOGNITION

     Revenue from certain contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage of costs incurred over the estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     The asset "unbilled revenue" represents revenues recognized in excess of amounts billed. Unbilled revenue generally represents work currently billable and such work is usually billed through the normal billing process. Correspondingly, the liability "deferred revenue" represents billings in excess of revenues recognized.

     Balances billed but not paid by customers pursuant to retainage provisions in contracts will be due upon completion of the contracts and acceptance by the owner. The retainage balance at December 31, 1996 of $311,615 is expected to be collected within the next 12 months.

     An allowance for doubtful accounts has been established based on management's assessment of the collectibility of all amounts billed and unbilled (including amounts subject to retainage) as of December 31, 1996.

     RESEARCH AND DEVELOPMENT

     All costs relating to research and development activities are expensed as incurred.

     NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing the net loss by the weighted-average shares of common stock outstanding during the year. Preferred Stock, options and warrants have been excluded from the calculation of common and common stock equivalent shares because they are antidilutive.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


3.   BUSINESS ACQUISITION
     --------------------

     On February 9, 1996, the Company purchased all of the outstanding capital stock of MWR, Inc. for approximately $2,843,000. The purchase price included 456,500 shares of Company Common Stock valued at approximately $1,511,000. MWR is a provider of in situ remediation services with particular expertise in soil vapor extraction. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $1,063,615 and a covenant not to compete of $232,000. These intangibles are being amortized over 10 and 5 years, respectively.

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

                                                                         Year Ended             Year Ended
                                                                      December 31, 1996     December 31, 1995
                                                                   -----------------------  ------------------

     Net revenues                                                            $ 13,198,361       $  12,740,698
     Net loss                                                               ($  2,659,069)     ($   2,745,200)
     Net loss per share applicable to
       Common Stock                                                              ($  0.23)           ($  0.34)

4.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment, net at December 31, 1996 and 1995 consisted of the following:

                                                                                   1996                1995
                                                                            -------------       -------------
     Computer equipment                                                     $     283,624       $     238,368
     Acquired computer software                                                   210,000             210,000
     Laboratory and field equipment                                             1,650,326           1,068,665
     Equipment and vehicles under
      capital leases                                                              598,975             565,597
     Furniture and office equipment                                               278,551             278,038
     Leasehold improvements                                                       542,030             537,837
     Construction in progress                                                      12,839              65,232
                                                                            -------------       -------------
                                                                                3,576,345           2,963,737
     Less:  Accumulated depreciation and
      amortization                                                              2,654,025           1,889,077
                                                                            -------------       -------------
                                                                            $     922,320       $   1,074,660
                                                                            =============       =============

     Accumulated amortization on equipment under capital leases amounted to $397,524 and $345,867 at December 31, 1996 and 1995, respectively.
     Depreciation and amortization expense amounted to $797,049, $569,590 and $537,808 for the years ended December 31, 1996, 1995 and 1994, respectively. No interest has been capitalized in 1996, 1995 or 1994.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


5.   INTANGIBLE ASSETS
     -----------------

     Intangible assets, net at December 31, 1996 and 1995 consisted of the following:

                                            1996             1995
                                        ----------         --------
     Goodwill                           $1,108,361          $44,746
     Patents                               222,611
     Covenant not to compete               232,000
     Organizational costs                    5,428            5,428
     Licensing agreement                     3,500            3,500
                                        ----------          -------
                                         1,571,900           53,674
     Less:  Accumulated amortization       223,223           27,575
                                        ----------          -------
                                        $1,348,677          $26,099
                                        ==========          =======

     Amortization expense for intangible assets amounted to $195,648, $4,593 and $5,176 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.   ACCRUED EXPENSES AND OTHER LIABILITIES
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 1996 and 1995 consisted of the following:

                                               1996          1995
                                             ---------    ---------
     Salaries, benefits and payroll taxes     $279,933     $164,953
     Taxes                                     417,618      319,641
     Professional fees                          75,000       69,000
     Contracts accrual                         178,075       50,000
     Other                                       5,260       10,097
                                              --------     --------
                                              $955,886     $613,691
                                              ========     ========

7.   NOTE PAYABLE
     ------------

     In December 1992, the Company borrowed $20,000 to fund certain leasehold improvements to its office and laboratory facilities. The note payable is a five-year term note bearing 8% interest. The balance at December 31, 1996 of $4,287 will mature in 1997.

8.   INCOME TAXES
     ------------

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax debits due to the uncertainty of realization. The change in the valuation allowance for the year ended December 31, 1996 was an increase of $836,264.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                              1996                  1995
                                          Deferred Tax          Deferred Tax
                                      Assets (Liabilities)  Assets (Liabilities)
                                      --------------------  --------------------
     Accrued liabilities                $   216,702           $   157,383
     Contract reserve                        60,546                17,000
     Deferred rent                            4,155                16,623
     Depreciation                           266,502               153,496
     Amortization                           (41,769)               11,894
     Bad debts                               69,615                44,670
     Partnership interest                   (18,243)
     Net operating loss - federal         6,613,615             5,984,000
     State taxes                          1,397,461             1,347,254
     Tax credits                            297,187               297,187
                                        -----------           -----------
                Total                     8,865,771             8,029,507

     Valuation allowance - federal       (7,468,310)           (6,682,253)
     Valuation allowance - state         (1,397,461)           (1,347,254)
                                        -----------           -----------
          Total deferred taxes          $         0           $         0
                                        ===========           ===========

     As of December 31, 1996, the Company had a net operating loss carryforward of approximately $19,300,000 for Federal income tax purposes which is available to offset future taxable income, if any, between the years 1997 and 2011. The timing and manner in which these losses may be utilized are limited to approximately $1,700,000 per year based on preliminary calculations of ownership changes to date by Internal Revenue Code Section 382.

9.   COMMON STOCK
     ------------

     On May 24, 1996, the Company successfully completed the private placement of 2,000,000 shares of Common Stock resulting in net proceeds of $4,607,984. Allen & Company Incorporated ("Allen & Company"), a principal stockholder of the Company, acted as the placement agent. An officer of Allen & Company is also a director of the Company.

     SERIES C CONVERTIBLE PREFERRED STOCK
     ------------------------------------

     On April 27, 1995, the Company completed the private placement of 280,000 shares of Series C Convertible Preferred Stock ("Preferred Stock") for $12.50 per share, resulting in net proceeds of $3,457,242. Allen & Company, a principal stockholder of the Company, acted as the placement agent and purchased 138,000 shares of Preferred Stock for its own account. An officer of Allen & Company is a director of the Company. The following directors of the Company at that time also purchased the indicated number of shares of Preferred Stock in the private placement: James A. Courter (8,000), Harcharan S. Gill (8,000), Robert F. Hendrickson (8,000), Robert
     F. Johnston (16,000), Seymour L. Meisel (10,000) and Robert C. Miller (10,000). The shares of Preferred Stock were convertible at the option of each holder at a conversion rate of ten shares of Common Stock for each share of Preferred Stock and were subject to mandatory conversion in April 1997 upon the fulfillment of certain conditions. Quarterly dividends on the Preferred Stock were payable at a rate of $.625 per share per annum. The Preferred Stock was redeemable by the

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              __________________


     holders if certain financial covenants were not met. The Company was in compliance with all covenants at December 31, 1995. On December 28, 1995, Preferred Stockholders voluntarily converted 50% of their shares of Preferred Stock into 1,400,000 shares of Common Stock, and in consideration of such voluntary conversion, a special dividend of $116,667 was paid. In May 1996, the remainder of the Preferred Stock was converted into an
     additional 1,400,000 shares of Common Stock.   Regular Preferred Stock
     dividends of $36,458 and $116,666 were recognized in 1996 and 1995, respectively. Holders also have certain registration rights with respect to the shares of Common Stock issued upon conversion of the Preferred Stock.

10.  OPTIONS AND WARRANTS
     --------------------

     In April 1990, the Company adopted the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Plan") which expires in March 2000.
     Under the amended terms of the Plan, the Company's Stock Option Committee is authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 2,000,000 shares of Common Stock (3,500,000 shares, subject to stockholder approval). Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years.

     In May 1993, the Company adopted the 1993 Directors' Non-Qualified Stock Option Plan (the "1993 Plan") which expires in May 2003. Under the amended terms of the 1993 Plan, an option to purchase 15,000 shares of Common Stock shall be automatically granted to each new Non-Employee Director on the day the Non-Employee Director is first elected as a member of the Board of Directors. Thereafter, an option to purchase 5,000 shares of Common Stock shall be granted on June 1 of each year to each Non-Employee Director who is elected at subsequent annual meetings of stockholders, except that the Chairman of the Board shall be granted an option to purchase 7,500 instead of 5,000 shares of Common Stock. Non-Employee Directors who are not initially elected at an Annual Meeting of Stockholders will receive a pro rata portion of 5,000 shares (or 7,500 shares with respect to the Chairman of the Board) of Common Stock based on the number of full months remaining from the date of election until the next Annual Meeting of Stockholders divided by twelve. Any fractional shares resulting from such calculation shall be rounded up to the nearest whole number.

     In 1995, the Board of Directors approved a plan allowing employees with stock options issued in 1992 and 1993 with exercise prices of $5.00 or more per share to exchange such options for new options at the then-current market price. Participating employees received new stock options with an exercise price of $3.22 per share for 90% of the options they surrendered. Participating employees also agreed to a new five-year vesting schedule (20% per year) commencing on September 19, 1995. As a result, options for 49,750 shares were forfeited in exchange for new options to purchase 44,775 shares.

     Generally, options granted become exercisable at a rate of 20% per annum from the date of grant, and the option price may not be less than 100% and 75% of the fair market value on the date of grant for ISOs and NQSOs, respectively. The annual Non-Employee Director grants vest at the end of the first year of grant.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


Following is a summary of the stock option transactions for 1994, 1995 and 1996:

                                                                   Weighted                                  Weighted
                                                                   Average                                   Average
                                             Number of             Exercise                                 Fair Value
                                               Shares              Price Per            Option              per Option
                                             Outstanding             Share           Price Range             Granted
                                             -----------          -----------        -----------           ----------
Balance December 31, 1993                     527,500               $ 3.04          $ 0.20 - $ 7.50
 Granted                                      238,750               $ 3.11
 Forfeited                                  ( 150,980)              $ 3.96
 Exercised                                  (  45,500)              $ 0.49
                                            ----------
Balance December 31, 1994                     569,770               $ 3.04          $ 0.20 - $ 7.50
                                            ----------
 Granted                                      391,750               $ 2.02                                 $ 1.25
 Forfeited                                  ( 106,000)              $ 5.04
 Exercised                                  (  46,570)              $ 0.28
                                            ----------
Balance December 31, 1995                     808,950               $ 2.44          $ 0.20 - $ 7.25
                                            ----------
 Granted                                      779,665               $ 3.17                                 $ 1.96
 Forfeited                                  (  31,300)              $ 3.31
 Exercised                                  (  25,980)              $ 0.64
                                            ----------
Balance December 31, 1996                   1,531,335               $ 2.83          $ 0.20 - $ 7.25
                                            ==========

Exercisable at December 31, 1993              128,800               $ 1.59
Exercisable at December 31, 1994              180,980               $ 2.37
Exercisable at December 31, 1995              207,360               $ 2.36
Exercisable at December 31, 1996              333,770               $ 2.56

The weighted average remaining contractual lives of outstanding options at December 31, 1996 was approximately 6.5 years.

The Company applies the provisions of APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements in respect to the above plans. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:

                                                                   1996                   1995
                                                              --------------         --------------

         Pro forma net loss applicable to                      ($3,031,940)            ($2,449,400)
          Common Stock
         Pro forma net loss per share applicable to                 ($0.27)                 ($0.32)
          Common Stock

As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


     The pro forma compensation expense of $351,525 and $63,567 for 1996 and 1995, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                            1996             1995
                                         ----------       ----------
          Dividend yield                     0                0
          Expected volatility               41.9%            45.3%
          Risk free interest rate            6.53%            6.28%
          Expected option lives              6.5 years        6.5 years

     In October 1993, the Company issued 790,148 redeemable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one-half of one share of Common Stock for $5.20 per full share subject to adjustment. The warrants are exercisable for five years.

     In May 1996, the Company issued warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share, including warrants to purchase 150,000 shares to a principal stockholder. The warrants expire seven years from date of issuance. See
     Note 13 for additional information regarding the Company's other warrants.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     LEASES

     The Company is party to various operating leases relating to office, laboratory and pilot plant facilities, as well as automobiles and equipment. All leases expire prior to 2005. The leases include escalation clauses and require that the Company pay for certain operating costs. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. The Company also has capitalized leases consisting principally of leases for computers and field equipment.

     Future minimum payments under capital and noncancelable operating leases consisted of the following at December 31, 1996:

                                                          Capital                    Operating
                                                          Leases                      Leases
                                                       ------------                ------------
          1997                                         $    23,766                 $    782,401
          1998                                              19,644                      668,189
          1999                                               9,048                      539,854
          2000                                               5,527                      550,534
          2001                                                   -                      608,757
          Thereafter                                             -                    1,408,381
                                                       ------------                ------------
          Total minimum lease payments                      57,985                   $4,558,116
                                                                                   ============
          Less amount representing interest               (  9,727)
                                                       ------------
          Present value of net minimum capital
           lease payments                              $    48,258
                                                       ============

     Rent expense for operating leases was $700,985, $557,361 and $577,471 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


     LICENSES

     Pursuant to a license agreement with Amgen, Inc. ("Amgen") dated February 27, 1990, the Company was granted an exclusive license to use naturally occurring and genetically-modified TCE-degrading bacteria and a non-exclusive license to use and sell naturally occurring and genetically-modified pesticide-degrading bacteria. The licenses are royalty-free and cover use of the bacteria in the United States and Canada. The Company issued Amgen 35,000 shares of Common Stock valued at $3,500 as consideration for the licenses. The licenses terminate in each country upon the later of the expiration of the last remaining licensed patent or ten years following the first commercial use of the technology in such country.

     The Company has granted a major customer, exclusively for its own operations, an irrevocable, non-exclusive, nontransferable license to use all presently existing and any future technology that the Company may own relating to PCB remediation and that it is not otherwise subject to restrictions imposed by third parties. With certain limited exceptions, the Company is required to pay the major customer a royalty based on gross revenues received by the Company from the utilization of any jointly-owned technology or any PCB-related remediation technology owned, developed or obtained by the Company. The maximum aggregate royalty payable to the major customer by the Company under the technology agreement may not exceed the development funding received by the Company from the major customer.
     At December 31, 1996, the Company had no obligations under the royalty agreement and had received development funding from the inception of the development work in 1990 of approximately $3,523,000.

     ENVIRONMENTAL LIABILITY AND INSURANCE

     The Company could be held liable under various laws and regulations if microorganisms or hazardous wastes cause harm to humans or the environment, even if the Company were not negligent. Although the Company has a $5,000,000 contractor's pollution liability insurance policy, there can be no assurance that environmental liabilities that may be incurred by the Company will be covered by its insurance or that the dollar amount of covered liabilities will not exceed policy limits.

12.  RESEARCH AND DEVELOPMENT CONTRACTS
     ----------------------------------

     The Company contracts with major corporations and government entities to conduct feasibility studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasibility studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity.

13.  RELATED PARTY TRANSACTIONS
     --------------------------

     A related party received, among other compensation, warrants to purchase 123,000 shares of the Company's Common Stock at an exercise price of $8.75 per share for acting as representative of the underwriters of the Company's initial public offering in August 1992. The warrants expire five years from date of issuance.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


     In April 1995, a principal stockholder of the Company acted as the placement agent for the Company's private placement of 280,000 shares of Series C Convertible Preferred Stock. An officer of the placement agent is also a director of the Company. The placement agent received warrants to purchase 140,000 shares of Common Stock at an exercise price of $1.25 per share. The warrants expire five years from date of issuance. See Note 9 for additional information on related parties who purchased Preferred Stock in the private placement. In April 1995, the Company entered into a two-year financial advisory agreement with the placement agent and agreed to pay an annual fee of $100,000.

     In March 1996, the Company issued options for 100,000 shares of Common Stock at $2.82 per share to one of its directors under the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan. The options vest one year from date of grant and expire ten years from date of issuance. The director is an officer of a principal stockholder.

     In May 1996, a principal stockholder of the Company acted as the placement agent for the Company's private placement of 2,000,000 shares of Common Stock. An officer of the placement agent is also a director of the Company. The placement agent received a placement fee of $300,000, was reimbursed for certain legal fees and other expenses and received warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The warrants expire seven years from date of issuance.

     In December 1996, the Company engaged a principal stockholder to provide financial advisory services, including the preparation and delivery of an opinion to the Company's Board of Directors regarding the fairness, from a financial point of view, of the terms of the proposed Merger and the Warburg Transaction (see Note 1). The Company agreed to pay the stockholder $250,000. An officer of the stockholder is also a director of the Company.

14.  EMPLOYEE BENEFITS
     -----------------

     The Company sponsors a combined 401(k) employee savings and retirement plan and profit sharing plan covering all employees who are at least 21 years of age and have completed one year of service. The Company's contribution expense related to the 401(k) savings plan was $81,630, $53,992 and $54,516 for the years ended December 31, 1996, 1995 and 1994, respectively. There was no contribution expense related to the profit sharing plan. The Company does not maintain other pension or postretirement benefit plans.

     In 1995 and 1994 the Company maintained an Executive Bonus Plan. The plan was administered by the compensation committee, which set the performance targets for each year and authorized bonuses to the extent to which those targets were met. The Company incurred no expenses relating to the plan during those years.

15.  CONCENTRATION OF CREDIT RISK/OTHER
     ----------------------------------

     The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. The Company also provides a reserve for bad debts for accounts receivable where there is a possibility of loss.

                                ENVIROGEN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                              __________________


     The Company maintains demand deposits with one major bank and money market accounts with two financial institutions. At December 31, 1996 and 1995, substantially all of the Company's cash and cash equivalents were held in these money market accounts.

     The Company performs contracts for various federal government agencies. Revenue recognized under these contracts for the years ended December 31, 1996, 1995 and 1994 was $1,417,059, $834,818 and $869,254, respectively.
     These revenues are primarily from research and development contracts.

16.  RESTRICTED CASH
     ---------------

     At December 31, 1996 and 1995, the Company had $309,300 of restricted cash classified as a non-current asset. These funds serve as collateral on a performance bond for a major contract.

17.  INDUSTRY SEGMENT AND MAJOR CUSTOMER DATA
     ----------------------------------------

     The Company's operations are conducted within one business segment. There are minimal revenues attributable to foreign customers. Customers comprising 10% or greater of the Company's revenues are summarized as follows:

                              1996         1995       1994
                              ----         ----       ----
               Customer A     12%
               Customer B                  21%        13%
               Customer C                  10%        19%

18.  JOINT VENTURE
     -------------

     On May 5, 1995, the Company and nv VAM of the Netherlands formed a joint venture, CVT America, L.L.C. ("CVT America"), to supply advanced biofiltration systems and services for the treatment of odors, air toxics and volatile organic contaminants to the air pollution control market in North and South America. Under the terms of the transaction, VAM transferred to CVT America substantially all of the assets, including a license agreement for the technology related to the biological treatment of chemical contaminants in air streams, of its wholly-owned subsidiary, CVT Air Technologies. For its 50% interest in CVT America, the Company paid $48,250 in cash and issued 58,140 shares of Envirogen common stock (valued at $125,000) to VAM and made an initial capital contribution to CVT America of $3,500. Additional capital contributions totaling $98,250 were made in the second half of 1995. In April 1996, the Company made an interest bearing loan of $100,000 to CVT America. The Company also entered into a sublicense agreement with CVT America for the technology licensed from VAM. The joint venture has an initial term of three years, subject to renewal. The difference between the carrying value and the underlying equity in the net assets was $87,687 at the inception of the joint venture. This difference is being amortized over the initial three year term of the joint venture. The amount amortized through December 31, 1996 amounted to $48,715. CVT America's place of business is located at the Company's headquarters in Lawrenceville, New Jersey.

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             --------------------

19.  PROVISION FOR CONTRACT CLAIM
     ----------------------------

     In January 1996, a biofiltration system installed by the Company for the Nylonge Corporation suffered a shutdown, which the Company believes was primarily caused by a failure of internal grating material supplied by third parties. Throughout 1996, the Company investigated the cause of the failure, redesigned the internal grating and rebuilt and restarted the system at a cost of approximately $650,000.

20.  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
     -------------------------------------------------

     Maintenance and repairs expense for the years ended December 31, 1996, 1995 and 1994 was $79,325, $44,356 and $82,588, respectively.

                                                                     Schedule II
                                Envirogen, Inc.
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------------------------------------------
                                               Balance at        Charged to       Charged to        Balance             Balance
                                               beginning          costs and      other account     booked for           at end of
          Description                           period            expenses        -describe        acquisition           period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:

     Allowance for doubtful accounts             $131,381           $84,800        $17,043 (a)     $46,000 (b)          $245,138
     Tax valuation allowance                    8,029,507           836,264                                            8,865,771

Year ended December 31, 1995:

     Allowance for doubtful accounts             $107,932           $60,000        $36,551 (a)                          $131,381
     Tax valuation allowance                    7,155,060           874,447                                            8,029,507

Year ended December 31, 1994:

     Allowance for doubtful accounts             $120,366           $17,700        $30,134 (a)                          $107,932
     Tax valuation allowance                    5,199,227         1,955,833                                            7,155,060
------------------------------------------------------------------------------------------------------------------------------------

(a)  Uncollectible accounts charged off
(b)  Balance in the financial statements of MWR, Inc. at acquisition

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Envirogen, Inc.:


We have audited the consolidated financial statements and the financial statement schedule of Envirogen, Inc. as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirogen, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        Coopers & Lybrand L.L.P.



Princeton, New Jersey
February 20, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on April 9, 1997 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Envirogen, Inc.

Dated:  March 11, 1997                   By:      /s/ Harcharan S. Gill
                                               ---------------------------------
                                                    Harcharan S. Gill
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant, in the capacities indicated, on the 11th day of March, 1997.

          Signature                                         Title
          ---------                                         -----

      Harcharan S. Gill*                      President, Chief Executive
---------------------------------------
                                                  Officer and Director
       Harcharan S. Gill                       (Principal Executive Office)


      /s/ Patricia A. McQueary                Controller (Principal Financial
----------------------------------------
                                                  and Accounting Officer)
          Patricia A. McQueary


         Robert F. Hendrickson*               Chairman of the Board and Director
-----------------------------------------
       Robert F. Hendrickson


           Robert F. Johnston*                Director
-----------------------------------------
           Robert F. Johnston


           Seymour L. Meisel*                 Director
-----------------------------------------
           Seymour L. Meisel


           Robert C. Miller*                  Director
-----------------------------------------
           Robert C. Miller


           Peter J. Neff*                     Director
-----------------------------------------
           Peter J. Neff

___________
*Harcharan S. Gill, pursuant to a Power of Attorney executed by each of the directors noted above and filed with the Securities and Exchange Commission as
Exhibit 24 to this Annual Report on Form 10-K, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the persons noted above, in the capacities indicated, and does hereby sign and execute this Annual Report on Form 10-K on his own behalf, in the capacities indicated.

                                                 /s/ Harcharan S. Gill
                                             -----------------------------------
                                                  Harcharan S. Gill

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)  Documents filed as a part of this Report.


1.   Financial Statements:
     ---------------------

     Consolidated Balance Sheets as of December 31, 1996 and 1995....... 20

     Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994................................... 21

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1996, 1995 and 1994............... 22

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994................................... 23

     Notes to Consolidated Financial Statements......................... 24

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts............................. 37

     Report of Independent Accountants.................................. 38

     All other schedules not listed above have been omitted, since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits:
     ---------

     Exhibit No.                   Description                    Location
     ----------                    -----------                    --------

     2.1    Stock Purchase Agreement dated February 9, 1996
            by and among ETG Environmental, Inc., MWR, Inc.
            and the Registrant................................ (8) (Exh. 2)

     2.2    Agreement and Plan of Merger dated January 14, 1997
            by and among Fluid Management, Inc., William C.
            Smith,Douglas W. Jacobson, Gary W. Hawk, Richard W.
            Schowengerdt and the Registrant (the "Merger
            Agreement")....................................... (11) (Exh.2.1)

     3.1(a) Restated Certificate of Incorporation dated
            September 5, 1991................................. (2) (Exh. 3.1(a))

     3.1(b) Certificate of Amendment to Restated
            Certificate of Incorporation dated August 18, 1992 (2) (Exh. 3.1(c))

     3.2    By-Laws, as amended............................... (2) (Exh. 3.2)

Exhibit No.         Description                                    Location
----------          -----------                                    --------
3.3       Certificate of Designation, Preferences and
          Rights of Series C Convertible Preferred Stock of
          the Company as filed with the Delaware
          Secretary of State on April 26, 1995................... (6) (Exh. 3)

3.4       Form of Certificate of Merger to be filed with the
          Delaware Secretary of State pursuant to the Merger
          Agreement.............................................. (1)

10.1      License Agreement dated February 27, 1990 between the
          Company and Amgen, Inc., as amended March 4, 1992...... (2) (Exh. 10.12)

10.2      Lease dated July 13, 1990 between the Company and
          United States Land Resources, L.P. for office and
          laboratory facilities in Lawrence Township, New
          Jersey, as amended..................................... (2) (Exh. 10.15)

10.3      Lease dated November 15, 1991 between the Company and
          United States Land Resources, L.P. for pilot
          facilities in Lawrence Township, New Jersey............ (2) (Exh. 10.16)

10.4      Envirogen, Inc. 401(k) Plan............................ (2) (Exh. 10.18)

10.5      Registration Rights Agreement dated April 25, 1990
          between the Company and the investors listed thereon... (2) (Exh. 10.19)

10.6      Form of Employee Nondisclosure and Development
          Agreement dated April 25, 1990 between the Company and
          David N. Enegess and Ronald Unterman*.................. (2) (Exh. 10.20)

10.7      Form of Non-Competition Agreement dated April 25, 1990
          between the Company and David N. Enegess and
          Ronald Unterman*....................................... (2) (Exh. 10.21)

10.8      Form of Confidentiality and Non-Compete Agreement dated
          October 31, 1991 between Vapex and Michael C. Marley,
          Bruce L. Cliff and Peter Nangeroni..................... (2) (Exh. 10.26)

10.9      Licensing Agreement between the Company and
          Environmental Research Laboratory-Gulf Breeze
          dated March 10, 1993................................... (3) (Exh. 10.30)

10.10     Collaborative Marketing Agreement between the Company
          and J.R. Simplot Company dated as of June 15, 1993..... (4)

10.11(a)  Employment Agreement dated June 22, 1994 between the
          Company and Harch S. Gill ("Previous Agreement")*...... (5) (Exh. 10.26)

10.11(b)  Employment Agreement dated June 1, 1996 between the
          Company and Harcharan S. Gill (replaces Previous
          Agreement)*............................................ (1)

10.12     Registration Rights Agreement dated as of July 11, 1994 between the
          Company and the investors listed
          thereon................................................ (5) (Exh. 10.27)

Exhibit No.              Description                                       Location
-----------              ------------                                      --------
10.13    Agreement between Baker Environmental, Inc. and the
         Company dated November 8,  1994.................................  (5) (Exh. 10.29)

10.14    Preferred Stock Purchase Agreement between the Company
         and the several purchasers set forth on Schedule 1.1 thereto, dated April 27, 1995............................................  (6) (Exh. 10.1)

10.15    Registration Rights Agreement among the Company and each
         of the shareholders set forth thereon, dated April 27, 1995.....  (6) (Exh. 10.2)

10.16    Financial Advisor Services Agreement between the Company
         and Allen & Company, Incorporated, dated April 27, 1995.........  (6) (Exh. 10.4)

10.17    Operating Agreement of CVT America, L.L.C. dated
         May 5, 1995.....................................................  (6) (Exh. 10.5)

10.18    Sublicense Agreement between CVT America, L.L.C. and
         the Company dated as of May 5, 1995.............................  (6) (Exh. 10.6)

10.19    Agreement between the Department of the Air Force and the
         Company dated September 21, 1995................................  (7) (Exh. 10.1)

10.20    Agreement between the Department of Energy and the Company dated September 25, 1995........................................  (7) (Exh. 10.2)

10.21    Registration Rights Agreement dated February 9, 1996 by and between ETG Environmental, Inc. and the Company.................  (8) (Exh. 99)

10.22    Envirogen, Inc. 1990 Incentive Stock Option and Non-
         Qualified Stock Option Plan, as amended*........................  (1)

10.23    Envirogen, Inc. 1993 Director's Non-Qualified Stock
         Option Plan, as amended*........................................  (9) (Exh. 10.27)

10.24    1995 Activation Orders between the Company and Texas
         Eastern Transmission Corporation dated February 10, 1995........  (9) (Exh. 10.28)

10.25    Agreement between ABTco and the Company dated
         October 30, 1995................................................  (9) (Exh. 10.29)

10.26    Collaborative Marketing Agreement between the Company
         and Dow Environmental Inc. dated December 28, 1995..............  (9) (Exh. 10.30)

10.27    Development agreement dated November 7, 1996 between
         Envirogen, Inc. and Rhone-Poulenc Inc...........................  (10) (Exh. 10.2)

10.28    Securities Purchase Agreement dated January 14, 1997 by
         and between Warburg, Pincus Ventures, L.P. and the
         Registrant......................................................  (11) (Exh. 2.2)

Exhibit No.                  Description                          Location
-----------                  -----------                          --------
21        Subsidiaries of the Company........................  (1)

23        Consent of Coopers & Lybrand  L.L.P................  (1)

24        Powers of Attorney.................................  (1)

_______________________
(1)       Filed herewith.
(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.
(3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1992.
(4) Incorporated by reference to the indicated exhibit to the Company's Registration on Form S-1 (File No. 33-65430) which became effective on October 13, 1993.
(5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994.
(6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1995.
(7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
(8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 5, 1996.
(9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
(10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996.
(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.

*         Indicates a management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                 EXHIBIT INDEX

Sequential
----------
Exhibit No.              Description
-----------              -----------

2.1 Stock Purchase Agreement dated February 9, 1996 by and among ETG Environmental, Inc., MWR, Inc.
          and the Registrant, (8)

2.2 Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith,
          Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt and the Registrant, (11)

3.1(a)    Restated Certificate of Incorporation dated
          September 5, 1991, (2)

3.1(b)    Certificate of Amendment to Restated
          Certificate of Incorporation dated August 18, 1992, (2)

3.2       By-Laws, as amended, (2)

3.3       Certificate of Designation, Preferences and
          Rights of Series C Convertible Preferred Stock of the Company as filed with the Delaware
          Secretary of State on April 26, 1995, (6)

3.4 Form of Certificate of Merger to be filed with the Delaware Secretary of State pursuant to the Merger Agreement, (1)

10.1      License Agreement dated February 27, 1990 between the
          Company and Amgen, Inc., as amended March 4, 1992, (2)

10.2      Lease dated July 13, 1990 between the Company and
          United States Land Resources, L.P. for office and laboratory facilities in Lawrence Township, New
          Jersey, as amended, (2)

10.3      Lease dated November 15, 1991 between the Company and
          United States Land Resources, L.P. for pilot facilities in Lawrence Township, New Jersey, (2)

10.4      Envirogen, Inc. 401(k) Plan, (2)

10.5      Registration Rights Agreement dated April 25, 1990
          between the Company and the investors listed thereon, (2)

Sequential
----------
Exhibit No.              Description
-----------              -----------

10.6      Form of Employee Nondisclosure and Development
          Agreement dated April 25, 1990 between the Company and
          David N. Enegess and Ronald Unterman*, (2)

10.7 Form of Non-Competition Agreement dated April 25, 1990 between the Company and David N. Enegess and Ronald
          Unterman*, (2)

10.8      Form of Confidentiality and Non-Compete Agreement dated
          October 31, 1991 between Vapex and Michael C. Marley,
          Bruce L. Cliff and Peter Nangeroni, (2)

10.9 Licensing Agreement between the Company and Environmental Research Laboratory-Gulf Breeze dated March 10, 1993, (3)

10.10 Collaborative Marketing Agreement between the Company and J.R. Simplot Company dated as of June 15, 1993, (4)

10.11(a) Employment Agreement dated June 22, 1994 between the Company and Harch S. Gill, ("Previous Agreement")*, (5)

10.11(b)  Employment Agreement dated June 1, 1996 between the
          Company and Harcharan S. Gill (replaces Previous Agreement)*, (1)

10.12 Registration Rights Agreement dated as of July 11, 1994 between the Company and the investors listed thereon, (5)

10.13 Agreement between Baker Environmental, Inc. and the Company dated November 8, 1994, (5)

10.14 Preferred Stock Purchase Agreement between the Company and the several purchasers set forth on Schedule 1.1 thereto, dated April 27, 1995, (6)

10.15 Registration Rights Agreement among the Company and each of the shareholders set forth thereon, dated April 27, 1995, (6)

10.16 Financial Advisor Services Agreement between the Company and Allen & Company, Incorporated, dated April 27, 1995, (6)

10.17     Operating Agreement of CVT America, L.L.C. dated
          May 5, 1995, (6)

10.18 Sublicense Agreement between CVT America, L.L.C. and the Company dated as of May 5, 1995, (6)

Sequential
---------
Exhibit No.         Description
-----------         -----------

10.19 Agreement between the Department of the Air Force and the Company dated September 21, 1995, (7)

10.20 Agreement between the Department of Energy and the Company dated September 25, 1995, (7)

10.21 Registration Rights Agreement dated February 9, 1996 by and between ETG Environmental, Inc. and the Company, (8)

10.22     Envirogen, Inc. 1990 Incentive Stock Option and Non-
          Qualified Stock Option Plan, as amended*, (1)

10.23     Envirogen, Inc. 1993 Director's Non-Qualified Stock
          Option Plan, as amended*, (9)

10.24     1995 Activation Orders between the Company and Texas
          Eastern Transmission Corporation dated February 10, 1995, (9)

10.25     Agreement between ABTco and the Company dated
          October 30, 1995, (9)

10.26 Collaborative Marketing Agreement between the Company and Dow Environmental Inc. dated December 28, 1995, (9)

10.27     Development agreement dated November 7, 1996 between
          Envirogen, Inc. and Rhone-Poulenc Inc., (10)

10.28 Securities Purchase Agreement dated January 14, 1997 by and between Warburg, Pincus Ventures, L.P. and the Registrant, (11)

21        Subsidiaries of the Company, (1)

23        Consent of Coopers & Lybrand L.L.P., (1)

24        Powers of Attorney, (1)

__________________________
(1)       Filed herewith.
(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.
(3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1992.
(4) Incorporated by reference to the indicated exhibit to the Company's Registration on Form S-1 (File No. 33-65430) which became effective on October 13, 1993.

(5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994.
(6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1995.
(7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
(8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 5, 1996.
(9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
(10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996.
(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.

*         Indicates a management contract or compensatory plan or arrangement.