Form 10-Q
period 1997-03-31
ENVIROGEN INC
filed 1997-05-13
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


--------------------------------------------------------------------------------

For Quarter Ended March 31, 1997                  Commission File Number 0-20404


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

             Yes [X]                                      No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 31, 1997 was 12,873,520.


________________________________________________________________________________

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION                                PAGE
                                                                    ----

    ITEM 1.    FINANCIAL STATEMENTS

               Consolidated Balance Sheets at March 31, 1997 and
               December 31, 1996 (Unaudited)                           3

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 1997 and 1996 (Unaudited)        4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1997 and 1996 (Unaudited)        5

               Notes to Consolidated Financial Statements (Unaudited)  6


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                 8
               Results of Operations                                   8
               Liquidity and Capital Resources                         9
               Other Matters                                          10

PART II        OTHER INFORMATION


    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                       11


SIGNATURE PAGE                                                        12


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     March 31,              December 31,
                                                                       1997                     1996
                                                                   -------------            ------------
          ASSETS
          Current assets:
               Cash and cash equivalents                              $3,690,325              $4,614,062
               Accounts receivable-trade, net                          2,411,963               3,100,447
               Unbilled revenue                                        1,618,455               1,776,004
               Inventory                                                  55,027                  55,027
               Prepaid expenses and other current assets                 228,349                 175,941
                                                                   -------------            ------------
                    Total current assets                               8,004,119               9,721,481

          Property and equipment, net                                    836,625                 922,320
          Restricted cash                                                309,300                 309,300
          Investment in and advances to joint venture                    232,744                 228,934
          Intangible assets, net                                       1,293,194               1,348,677
          Deferred acquisition costs (see footnote 2)                    297,161                  43,293
          Other assets                                                   304,015                 142,619
                                                                   -------------            ------------

                    Total assets                                     $11,277,158             $12,716,624
                                                                   =============            ============

          LIABILITIES
          Current liabilities:
               Accounts payable                                         $628,557              $1,335,954
               Accrued expenses and other liabilities                    902,013                 955,886
               Deferred revenue                                          325,256                 312,784
               Current portion of note payable                             3,149                   4,287
               Current portion of capital lease obligations               18,386                  18,304
                                                                   -------------            ------------
                    Total current liabilities                          1,877,361               2,627,215

          Deferred rent                                                    3,056                  12,222
          Capital lease obligations, net of current portion               25,781                  29,954
                                                                   -------------            ------------
                    Total liabilities                                  1,906,198               2,669,391
                                                                   -------------            ------------

          Commitments and contingencies

          STOCKHOLDERS' EQUITY
          Common stock                                                   129,330                 129,319
          Additional paid-in capital                                  31,927,019              31,925,861
          Accumulated deficit                                        (22,629,564)            (22,001,997)
          Less:     Treasury stock                                        (5,950)                 (5,950)
                    Deferred financing costs (see footnote 2)            (49,875)
                                                                   -------------            ------------
                    Total stockholders' equity                         9,370,960              10,047,233
                                                                   -------------            ------------

                    Total liabilities and stockholders' equity       $11,277,158             $12,716,624
                                                                   =============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                 Three Months Ended
                                                                      March 31,
                                                         ----------------------------------
                                                              1997                1996
                                                         --------------      --------------

           Revenues:
               Commercial operations                        $1,764,972          $2,223,255
               Research and development services               689,738             451,269
                                                         --------------      --------------

                 Total revenues                              2,454,710           2,674,524
                                                         --------------      --------------

           Cost of commercial operations                     1,569,621           2,138,106
           Research and development costs                      641,817             599,940
           Marketing, general and administrative expenses      858,948             675,096
                                                         --------------      --------------

                 Total costs and expenses                    3,070,386           3,413,142
                                                         --------------      --------------

           Other income (expense):
               Interest income                                  56,389              36,227
               Interest expense                                 (3,317)             (6,079)
               Equity in gain (loss) of joint venture          (64,963)             91,631
                                                         ---------------     --------------
                   Other income (expense), net                 (11,891)            121,779
                                                         ---------------     --------------

           Net loss                                           (627,567)           (616,839)

           Preferred stock dividends                                               (21,875)
                                                         ---------------     --------------

           Net loss applicable to Common Stock               ($627,567)          ($638,714)
                                                         ===============     ==============

           Net loss per share applicable to Common Stock        ($0.05)             ($0.07)
                                                         ===============     ==============

           Weighted average number of shares of
                Common Stock outstanding                    12,873,035           9,220,380
                                                         ===============     ==============

          The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                              -------------------------------
                                                                                   1997                1996
                                                                              -----------        ------------
        Cash flows from operating activities:
          Net loss                                                              ($627,567)          ($616,839)
          Adjustments to reconcile net loss to cash
              used by operating activities:
            Depreciation and amortization                                         192,695             195,787
            Provision for doubtful accounts                                        24,849              19,700
            Equity in (earnings) loss of joint venture                             64,963             (91,631)

          Changes in assets and liabilities:
            Decrease  in accounts receivable                                      663,635             140,912
            Decrease in unbilled revenue                                          157,549              24,710
            (Increase) decrease in prepaid expenses and
              other current assets                                                (52,408)              6,433
            (Increase) in other assets                                           (118,103)             (2,057)
            Increase (decrease) in accounts payable                              (707,397)            150,775
            (Decrease) in accrued expenses and other liabilities                  (63,039)            (48,206)
            Increase (decrease) in deferred revenue                                12,472            (209,258)
                                                                              -----------        ------------
               Net cash used by operating activities                             (452,351)           (429,674)
                                                                              -----------        ------------


        Cash flows from investing activities:
           Capital expenditures                                                   (51,517)            (86,129)
           Investment in and advances to joint venture                            (68,773)
           Purchase of MWR, Inc.                                                                   (1,297,355)
                                                                              -----------        ------------
               Net cash used in investing activities                             (120,290)         (1,383,484)
                                                                              -----------        ------------

        Cash flows from financing activities:
          Debt repayment                                                           (1,138)             (1,051)
          Capital lease principal repayments                                       (4,091)            (33,135)
          Deferred acquisition costs                                             (297,161)
          Deferred financing costs                                                (49,875)
          Net proceeds from exercise of stock options                               1,169               2,230
          Cash dividends paid on Redeemable Cumulative
             Convertible Preferred Stock                                                              (21,875)
                                                                              -----------        ------------
               Net cash used in financing activities                             (351,096)            (53,831)
                                                                              -----------        ------------

        Net decrease in cash and cash equivalents                                (923,737)         (1,866,989)

        Cash and cash equivalents at beginning of period                        4,614,062           3,748,197
                                                                              -----------        ------------

        Cash and cash equivalents at end of period                             $3,690,325          $1,881,208
                                                                              ===========        ============

        Supplemental disclosures of cash flow information:
        -------------------------------------------------
          Cash paid for interest                                                   $3,008              $5,366
                                                                              ===========        ============
          Cash paid for income taxes                                               $7,954              $1,250
                                                                              ===========        ============

        Supplemental disclosures of non-cash investing and financing activities:
        ------------------------------------------------------------------------

        -The Company entered into capital lease obligations amounting to $22,350 for the three months ended March 31, 1996.
        -In February 1996, the Company purchased MWR, Inc. for $1,332,000 in cash and 456,500 shares of Common Stock valued at $1,511,015.



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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996. Certain reclassifications have been made to conform prior year's presentation with the 1997 financial statement presentation.


2.   SUBSEQUENT EVENTS
     -----------------

On April 10, 1997, the Company acquired Fluid Management, Inc. (FMI) of Pewaukee, Wisconsin for approximately $11 million in cash and 4,190,477 shares of the Company's common stock pursuant to which FMI was merged into the Company. In connection with the acquisition, the Company paid approximately $1.4 million of FMI's outstanding debt. A portion of the purchase price is being held in escrow to satisfy the sellers' indemnification obligations under the Merger Agreement. FMI is a full-service environmental consulting and engineering firm with offices in Pewaukee, La Crosse, Ashwaubenon and Mosinee, Wisconsin and Geneva, Illinois. In 1996, FMI reported revenues of $21.6 million and pre-tax
income of $4.3 million.   The acquisition will be accounted for under the
purchase method.

On April 10, 1997, the Company issued 6,095,238 shares of common stock to Warburg, Pincus Ventures, L.P. for an aggregate purchase price of $16 million. The net proceeds from the financing were used to fund the cash portion of the FMI acquisition and will also supplement the working capital of the combined enterprise.

The following pro forma financial information assumes the acquisition occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                              Year Ended
                                                                 1996
                                                            --------------
     Net revenues                                             $33,711,613
     Net loss                                                ($   365,436)
     Net loss per share applicable to
      Common Stock                                           ($      0.02)
     Weighted average number of shares
      of Common Stock outstanding                              23,217,655

3.   EARNINGS PER SHARE
     ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date.

The Company will adopt SFAS 128 effective with its 1997 year-end. If SFAS 128 had been adopted at March 31, 1997, there would have been no change in the EPS as reflected in the accompanying financial statements for the periods ended March 31, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

Results of Operations
---------------------

Three Months Ended March 31, 1997 Compared to
---------------------------------------------
Three Months Ended March 31, 1996
---------------------------------

For the three months ended March 31, 1997, the Company reported revenues of $2,454,710, a decrease of 8% from the same period in 1996. The net loss in the period decreased 2% to $627,567, while the net loss per share was $0.05 compared to $0.07 in the same period in 1996. The decrease in net loss per share is due primarily to a greater number of shares outstanding resulting from a private placement of common stock in the second quarter of 1996.

Commercial revenues decreased 21% to $1,764,972 from $2,223,255 in the same period in 1996, while revenues from corporate research and development contracts increased 53% to $689,738 from $451,269 in the same period in 1996. The lower commercial revenues are due primarily to decreased systems sales from the Commercial Air Group. In the first quarter of 1996, the Company recognized significant revenues from the ABTCo biofilter project which was completed in 1996. Revenues from remediation services increased due primarily to an increase in activity from the Company's Midatlantic Operations Group. Revenues from remediation services accounted for essentially all of the Company's commercial revenues in the three-month period ended March 31, 1997.

Revenues from corporate and government research and development contracts increased primarily due to the greater volume of Phase II government projects that the Company is actively working on. In the three-month period ended March 31, 1997, the Company recorded initial revenues under a new Phase I grant from the National Science Foundation, a new Phase II grant from the National Science Foundation and a new Phase II grant from the Department of Defense.

Total costs and expenses decreased 10% to $3,070,386 in the first quarter of 1997 from $3,413,142 in the same period in 1996. The cost of commercial operations decreased 27% to $1,569,621 due to the decreased revenue levels. Research and development expenses increased 7% to $641,817 due to the increased revenues from corporate and government research and development contracts. Marketing, general and administrative expenses increased 27% to $858,948 due primarily to increased marketing expenses associated with the newly-created Rhone-Poulenc arrangement and increased personnel related costs as additional marketing staff was hired.

Interest income increased 56% to $56,389 due primarily to the increased level of cash available for investment as a result of the Company's May 1996 private placement of common stock. Equity in loss of joint venture was $64,963 for the first quarter of 1997 as compared to income of $91,631 in the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through public offerings and private placements of equity securities, research and development agreements with major industrial companies, research grants from government agencies and revenues from commercial services and sales of biological degradation systems. At March 31, 1997 the Company had cash and cash equivalents of $3,690,325 and working capital of $6,126,758. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents decreased $923,737 from December 31, 1996 to March 31, 1997 primarily due to cash used by operations of $452,351, costs associated with the acquisition of Fluid Management, Inc. of $297,161, deferred financing costs of $49,875, capital expenditures of $51,517 and cash invested in and advanced to CVT America of $68,773. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At March 31, 1997, unbilled revenue was $157,549 less than at December 31, 1996 due primarily to lower revenue levels.

Accounts receivable decreased by $688,484 from December 31, 1996 to March 31, 1997 primarily due to the timing of collections and reduced revenue levels. Accounts payable decreased by $707,397 and accrued expenses and other liabilities decreased by $63,039 in the same period due primarily to the timing of project expenses and the payment of year end bonuses, respectively. Other assets increased by $118,103 from December 31, 1996 to March 31, 1997 due to broker costs associated with the lease renewal on the Company's headquarters building.

On April 10, 1997, the Company acquired Fluid Management, Inc. (FMI) of Pewaukee, Wisconsin for approximately $11 million in cash and 4,190,477 shares of common stock. On April 10, 1997 the Company also issued and sold 6,095,238 shares of common stock to Warburg, Pincus Ventures L.P. (Warburg) for an aggregate purchase price of $16 million. The net proceeds from the financing were used to fund the cash portion of the FMI acquisition and will also supplement the working capital of the combined enterprise. It is anticipated that the Company's currently available cash and cash expected to be generated from the newly combined operations will provide sufficient operating capital for the foreseeable future.

Other Matters
-------------

As of December 31, 1996, the Company had a net operating loss carryforward of approximately $19,300,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2011. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes through the date of this Report and may be further limited in the event of additional ownership changes, if any, as a result of future equity issuances.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.                                 Description
       -----------                                 -----------
           27                                Financial Data Schedule


(b)  Reports on Form 8-K

On January 14, 1997 the Company filed a Report on Form 8-K reporting the execution of a Merger Agreement with Fluid Management, Inc. and the shareholders thereof and a Securities Purchase Agreement with Warburg, Pincus Ventures, L.P.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENVIROGEN, INC.
                              (Registrant)



Date:  May 13, 1997           By:   /s/ Harcharan S. Gill
                                    ---------------------
                                    Harcharan S. Gill
                                    President and Chief Executive Officer


                                    /s/ William C. Smith
                                    --------------------
                                    William C. Smith
                                    Acting Chief Financial Officer