Form 10-Q
period 1997-06-30
ENVIROGEN INC
filed 1997-08-13
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended June 30, 1997               Commission File Number 0-20404


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

         Yes [X]                                                No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of June 30, 1997 was 23,161,635.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION                                     PAGE
                                                                         ----

    ITEM 1.    FINANCIAL STATEMENTS

               Consolidated Balance Sheets at June 30, 1997 and
               December 31, 1996 (Unaudited)                              3

               Consolidated Statements of Operations for the Three and
               Six Months Ended June 30, 1997 and 1996 (Unaudited)        4

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1997 and 1996 (Unaudited)            5

               Notes to Consolidated Financial Statements (Unaudited)     6


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               General                                                    8
               Results of Operations                                      9
               Liquidity and Capital Resources                            10
               Other Matters                                              11

PART II        OTHER INFORMATION
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                                        12

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           13


SIGNATURE PAGE                                                            14

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  June 30,          December 31,
                                                                                    1997                1996
                                                                                ------------        ------------
                ASSETS
                Current assets:
                     Cash and cash equivalents                                    $4,653,627          $4,614,062
                     Accounts receivable-trade, net                                6,420,478           3,100,447
                     Unbilled revenue                                              4,318,647           1,776,004
                     Inventory                                                        55,027              55,027
                     Prepaid expenses and other current assets                       697,484             175,941
                                                                                ------------        ------------
                          Total current assets                                    16,145,263           9,721,481

                Property and equipment, net                                        1,712,514             922,320
                Restricted cash                                                      309,300             309,300
                Investment in and advances to joint venture                          411,873             228,934
                Intangible assets, net                                            24,506,464           1,348,677
                Other assets                                                         302,349             185,912
                                                                                ------------        ------------

                          Total assets                                           $43,387,763         $12,716,624
                                                                                ============        ============

                LIABILITIES
                Current liabilities:
                     Accounts payable                                             $2,543,781          $1,335,954
                     Accrued expenses and other liabilities                        1,413,047             955,886
                     Reserve for PECFA claim adjustments                           2,610,004
                     Deferred revenue                                                429,088             312,784
                     Current portion of note payable                                   1,988               4,287
                     Current portion of capital lease obligations                     18,707              18,304
                                                                                ------------        ------------
                          Total current liabilities                                7,016,615           2,627,215

                Deferred rent                                                                             12,222
                Capital lease obligations, net of current portion                     19,616              29,954
                                                                                ------------        ------------
                          Total liabilities                                        7,036,231           2,669,391
                                                                                ------------        ------------

                Commitments and contingencies

                STOCKHOLDERS' EQUITY
                Common stock                                                         232,211             129,319
                Additional paid-in capital                                        58,549,361          31,925,861
                Accumulated deficit                                              (22,424,090)        (22,001,997)
                Less:  Treasury stock                                                 (5,950)             (5,950)
                                                                                ------------        ------------
                          Total stockholders' equity                              36,351,532          10,047,233
                                                                                ------------        ------------

                          Total liabilities and stockholders' equity             $43,387,763         $12,716,624
                                                                                ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                    --------------------------------      --------------------------------
                                                         1997               1996               1997              1996
                                                    -------------      -------------      -------------      -------------
Revenues:
  Commercial operations                                $6,942,247         $2,794,263         $8,707,219         $5,017,518
  Research and development services                       698,040            399,267          1,387,778            850,536
                                                    -------------      -------------      -------------      -------------

   Total revenues                                       7,640,287          3,193,530         10,094,997          5,868,054
                                                    -------------      -------------      -------------      -------------

Cost of commercial operations                           4,376,398          2,569,548          5,946,019          4,684,707
Provision for contract claim                                                 362,053                               400,000
Research and development costs                            695,656            553,379          1,337,473          1,153,319
Marketing, general and administrative expenses          2,364,430            708,833          3,223,378          1,368,929
                                                    -------------      -------------      -------------      -------------

   Total costs and expenses                             7,436,484          4,193,813         10,506,870          7,606,955
                                                    -------------      -------------      -------------      -------------

Other income (expense):
  Interest income                                          69,374             24,125            125,763             60,352
  Interest expense                                        (10,690)            (6,765)           (14,007)           (12,844)
  Equity in (loss) income of joint venture                (82,710)           (12,844)          (147,673)            78,787
  Other, net                                               25,697                                25,697
                                                    -------------      -------------      -------------      -------------
   Other income (expense), net                              1,671              4,516            (10,220)           126,295
                                                    -------------      -------------      -------------      -------------

Net income (loss)                                         205,474           (995,767)          (422,093)        (1,612,606)

Preferred stock dividends                                                    (14,583)                              (36,458)
                                                    -------------      -------------      -------------      -------------


Net income (loss) applicable to Common Stock             $205,474        ($1,010,350)         ($422,093)       ($1,649,064)
                                                    =============      =============      =============      =============

Net income (loss) per share
  applicable to Common Stock                                $0.01             ($0.09)            ($0.02)            ($0.16)
                                                    =============      =============      =============      =============

Weighted average number of shares of
   Common Stock outstanding                            20,877,022         10,805,890         17,282,292         10,093,463
                                                    =============      =============      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                   ---------------------------------------
                                                                                          1997                 1996
                                                                                   -----------------    ------------------
Cash flows from operating activities:
  Net loss                                                                             ($422,093)         ($1,612,606)
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization                                                        704,994              455,099
    Provisions for PECFA claim adjustments and doubtful accounts                         228,156               41,400
    Equity in (income) loss of joint venture                                             147,673              (78,787)
    Other                                                                                   (552)                 549

  Changes in assets and liabilities:
    (Increase) decrease  in accounts receivable                                          893,494             (485,382)
    (Increase) decrease in unbilled revenue                                             (802,176)             111,132
    (Increase) in prepaid expenses and other current assets                             (252,227)             (19,086)
    Decrease in inventory                                                                                       1,031
    (Increase) in restricted cash                                                                             (89,782)
    (Increase) decrease in other assets                                                 (116,437)               5,385
    (Decrease) in accounts payable                                                    (1,821,487)             (27,737)
    Increase (decrease) in accrued expenses and other liabilities                       (275,320)              52,701
    (Decrease) in reserve for PECFA claim adjustments                                    (47,702)
    Increase (decrease) in deferred revenue                                              116,304              (62,821)
                                                                               ------------------       --------------
        Net cash used by operating activities                                         (1,647,373)          (1,708,904)
                                                                               ------------------       --------------

Cash flows from investing activities:
    Capital expenditures                                                                (243,614)            (139,975)
    Investment in and advances to joint venture                                         (254,694)            (100,000)
    Purchase of FMI                                                                  (13,550,410)
    Purchase of MWR, Inc.                                                                                  (1,319,018)
    Proceeds from sale of equipment                                                       21,500                1,600
                                                                               ------------------       --------------
        Net cash used in investing activities                                        (14,027,218)          (1,557,393)
                                                                               ------------------       --------------

Cash flows from financing activities:
   Debt repayment                                                                         (2,299)              (2,123)
   Capital lease principal repayments                                                     (9,935)             (84,322)
   Net proceeds from exercise of stock options                                             3,265               14,355
   Net proceeds from issuance of Common Stock                                         15,723,125            4,656,376
   Cash dividends paid on Redeemable Cumulative
      Convertible Preferred Stock                                                                             (51,041)
                                                                               ------------------       --------------
        Net cash provided by financing activities                                     15,714,156            4,533,245
                                                                               ------------------       --------------

Net increase in cash and cash equivalents                                                 39,565            1,266,948

Cash and cash equivalents at beginning of period                                       4,614,062            3,748,197
                                                                               ------------------       --------------

Cash and cash equivalents at end of period                                            $4,653,627           $5,015,145
                                                                               ==================       ==============

Supplemental disclosures of cash flow information:
--------------------------------------------------
  Cash paid for interest                                                                  $9,403              $10,361
                                                                               ==================       ==============
  Cash paid for income taxes                                                              $7,954               $1,250
                                                                               ==================       ==============

Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------
-The Company entered into capital lease obligations amounting to $22,350 for the six months ended June 30, 1996.
-In April 1997, the Company acquired FMI for $12,163,744 in cash and 4,190,477 shares of Common Stock valued at $11,000,002. In connection with the acquisition, the Company also paid $1,386,666 of FMI's outstanding debt.
-In February 1996, the Company purchased MWR, Inc. for  $1,319,018 in cash and
 456,500 shares of Common Stock valued at $1,511,015.

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


2.   ACQUISITION OF FLUID MANAGEMENT, INC.
     ------------------------------------

On April 10, 1997, the Company acquired Fluid Management, Inc. (FMI) of Pewaukee, Wisconsin for approximately $12.2 million in cash and 4,190,477 shares of the Company's common stock valued at $11,000,002. In connection with the acquisition, the Company also paid approximately $1.4 million of FMI's outstanding debt. A portion of the purchase price is being held in escrow to satisfy the sellers' indemnification obligations under the Merger Agreement.
FMI is a full-service environmental consulting and engineering firm with offices in Pewaukee, La Crosse, Ashwaubenon and Mosinee, Wisconsin and Geneva, Illinois. FMI was merged into the Company and the acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $23,530,200 and is being amortized over 20 years. The operating results of the acquisition are included in the Company's consolidated results of operations from the date of acquisition.

The following pro forma financial information assumes the acquisition occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.


                                              Six Months Ended  Six Months Ended
                                                June 30, 1997     June 30, 1996
                                              ----------------  ----------------
         Net revenues                            $16,444,822        $14,513,007
         Net loss                                  ($325,043)         ($285,173)
         Net loss per share applicable to
          Common Stock                                ($0.01)            ($0.01)
         Weighted average number of shares
          of Common Stock outstanding             23,159,844         20,379,178

3.   PRIVATE PLACEMENT OF COMMON STOCK
     ---------------------------------

On April 10, 1997, the Company issued 6,095,238 shares of common stock to Warburg, Pincus Ventures, L.P. ("Warburg Pincus") resulting in net proceeds of $15,723,125. The net proceeds from the financing were used to fund the cash portion of the FMI acquisition and will also supplement the working capital of the combined enterprise. An officer of Warburg Pincus was elected to the Company's Board of Directors at its 1997 annual meeting.

4.   EARNINGS PER SHARE
     ------------------

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

The Company will adopt SFAS 128 effective with its 1997 year-end. If SFAS 128 had been adopted at June 30, 1997, there would have been no significant change in the EPS as reflected in the accompanying financial statements for the periods ended June 30, 1997 and 1996.

5.   SUBSEQUENT EVENT
     ----------------

On August 8, 1997, the Company issued 100,000 shares of common stock to N.V. VAM ("VAM") in exchange for the transfer by VAM to the Company of (i) VAM's 50% ownership interest in CVT America L.L.C. (a joint venture between the Company and VAM) and (ii) certain patents and proprietary technology related to the biological treatment of chemical contaminants in air streams. CVT America was dissolved upon the closing of the transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report, the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 1996 and the Proxy Statement for the April 9, 1997 Annual Meeting of Stockholders.

General
-------

The source of the Company's revenues to date includes (i) remediation services, including both in situ and ex situ bioremediation, (ii) commercial sales of the Company's biological degradation systems, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water streams. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures cannot be predicted.

On April 10, 1997 the Company acquired FMI, a full-service environmental consulting and engineering firm that is now operated as the Company's FMI Operations Group. Remediation services are FMI's core business and generate the greatest portion of FMI's revenues. The majority of FMI's work is eligible for reimbursement to its clients (or their lending banks) under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). Review of the PECFA claims by the Wisconsin Department of Commerce ("DCOM") and determination of any ineligible costs typically is not completed until one to three years after the expense has been incurred and paid by FMI's client (or its bank). This exposes the client to the risk that remediation expenses it incurs and pays ultimately may be disallowed for PECFA reimbursement by DCOM. While not contractually obligated to do so, FMI has established an unwritten policy of repaying to its clients (or their lending banks) remediation costs for services provided by FMI which ultimately are determined by DCOM to be ineligible for reimbursement under PECFA. A reserve is maintained against such PECFA ineligible costs. Through June 30, 1997, FMI has recorded approximately $42 million in PECFA reimbursable revenues which DCOM had not yet reviewed. The reserve balance for PECFA ineligible reimbursements as of June 30, 1997 was approximately $2.6 million.

As a result of the acquisition of FMI in April 1997, the results of operations of the Company during the 1996 and 1997 periods presented may not be directly comparable.

Results of Operations
---------------------

Six Months Ended June 30, 1997 Compared to
------------------------------------------
Six Months Ended June 30, 1996
------------------------------

For the six months ended June 30, 1997, the Company reported total revenues of $10,094,997, an increase of 72% from the same period in 1996. The net loss in the period decreased 74% to $422,093 from $1,649,064 in the same period in 1996, while the net loss per share was $0.02 compared to $0.16 in the same period in 1996. The decrease in net loss per share is due to improved performance related to the FMI acquisition as well as an increase in the number of shares outstanding resulting from issuances in connection with the FMI acquisition and a related private placement.

Commercial revenues increased 74% to $8,707,219 from $5,017,518 in the same period in 1996, while revenues from corporate and government research and development contracts increased 63% to $1,387,778 from $850,536 in the same period in 1996. The increased commercial revenues are due primarily to revenues from the Company's FMI Operations Group, which more than offset decreased revenues from the Company's pollution control business. The Company recognized significant revenues from the ABTco biofilter project during 1996, when the project was completed. Revenues from remediation activities accounted for essentially all of the Company's commercial revenues in the six-month period ended June 30, 1997.

Revenues from corporate and government research and development contracts increased primarily due to the increased volume of Phase II government projects that the Company is actively working on. In the six-month period ended June 30, 1997, the Company recorded initial revenues under a Phase I grant from the National Science Foundation, a Phase II grant from the National Science Foundation, two Phase I SBIR grants and one Phase II grant from the Department of Defense, as well as two other grants from the Department of Defense.

Total costs and expenses increased 38% to $10,506,870 in the first half of 1997 from $7,606,955 in the same period in 1996. The cost of commercial operations increased 27% to $5,946,019 primarily due to the increased revenue levels. Research and development expenses increased 16% to $1,337,473 due to an increase in work under corporate and government research and development contracts. Marketing, general and administrative expenses increased 135% to $3,223,378 due primarily to expenses of the FMI Operations Group, amortization of goodwill associated with the FMI acquisition and increased marketing expenses associated with the Company's arrangement with Rhone-Poulenc. In the first half of 1996 the Company set aside a provision for contract claim of $400,000 to cover the cost of repairing the biofiltration system the Company built for the Nylonge Corporation. The repairs to the system were completed and the system restarted in late 1996. The Company has incurred no costs in 1997 for the repair of this system.

Interest income increased 108% to $125,763 due primarily to the increased level of cash available for investment as a result of the Company's private placement of common stock to Warburg Pincus in April 1997. Equity in loss of joint venture amounted to $147,673 in the first half of 1997 compared to income of $78,787 in the same period last year due primarily to the Company's participation in the losses of the CVT America joint venture.

Three Months Ended June 30, 1997 Compared to
--------------------------------------------
Three Months Ended June 30, 1996
--------------------------------

For the three months ended June 30, 1997, the Company reported total revenues of $7,640,287, an increase of 139% from the same period in 1996. The Company reported net income of $205,474 in the period versus a loss of $1,010,350 in the same period of 1996. Net income per share was $0.01 compared to a loss of $0.09 in the same period in 1996. The change in per share amounts is due to improved performance related to the FMI acquisition as well as an increase in the number of shares outstanding resulting from issuances in connection with the FMI acquisition and a related private placement.

Commercial revenues increased 148% to $6,942,247 from $2,794,263 in the same period in 1996, while revenues from corporate research and development contracts increased 75% to $698,040 from $399,267 in the same period in 1996. The increased commercial revenues are due primarily to revenues from the Company's FMI Operations Group, which more than offset decreased revenues from the Company's pollution control business. The Company recognized significant revenues from the ABTco biofilter project during 1996, when the project was
completed.   Revenues from remediation activities accounted for essentially all of the Company's commercial revenues in the three-month period ended June 30, 1997.

Revenues from corporate and government research and development contracts increased primarily due to the greater volume of Phase II government projects that the Company is actively working on. In the three month period ended June 30, 1997, the Company recorded initial revenues under two Phase I SBIR's from the Department of Defense and two other grants from the Department of Defense.

Total costs and expenses increased 77% to $7,436,484 in the second quarter of 1997 from $4,193,813 in the same period in 1996. The cost of commercial operations increased 70% to $4,376,398 due to the increased revenue levels. Research and development expenses increased 26% to $695,656 due to an increase in work under corporate and government research and development contracts. Marketing, general and administrative expenses increased 234% to $2,364,430 due primarily to expenses of the FMI Operations Group, amortization of goodwill associated with the FMI acquisition and increased marketing expenses associated with the Company's arrangement with Rhone-Poulenc. In the same period last year the Company set aside a provision for contract claim of $362,053 to cover the cost of repairing the biofiltration system the Company built for the Nylonge Corporation. The repairs to the system were completed and the system restarted in late 1996. The Company has incurred no costs in 1997 for the repair of this system.

Interest income increased 188% to $69,374 due primarily to the increased level of cash available for investment as a result of the Company's private placement of common stock to Warburg Pincus. Equity in loss of joint venture increased to $82,710 for the second quarter of 1997 from $12,844 in the same period last year due primarily to the Company's participation in the CVT America joint venture.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through public offerings and private placements of equity securities, research and development agreements with major industrial companies, research grants from government agencies and revenues from commercial services and sales of biological degradation systems. At June 30, 1997 the Company had cash and cash equivalents of $4,653,627 and working capital of $9,128,648. Additionally, the Company restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project.
Cash and cash equivalents increased $39,565 from December 31, 1996 to June 30, 1997 as proceeds from the issuance of common stock of $15,723,125 more than offset costs associated with the acquisition of FMI of $13,550,410, cash used by operations of $1,647,373 (including $1,322,785 to pay FMI accounts payable that were assumed by the Company as part of the FMI acquisition), cash invested in and advanced to CVT America of $254,694 and capital expenditures of $243,614. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At June 30, 1997, unbilled revenue was $2,542,643 higher than at December 31, 1996 due primarily to the increased revenue levels resulting from the FMI acquisition.

Accounts receivable increased by $3,320,031 and prepaid expenses increased by $521,543 from December 31, 1996 to June 30, 1997 primarily due to the acquisition of FMI. Accounts payable increased by $1,207,827 and accrued expenses and other liabilities increased by $457,161 in the same period due to the acquisition of FMI. On June 30, 1997 the Company had $2,610,004 in reserve for PECFA claim adjustments with respect to approximately $42 million in PECFA reimbursable revenues which DCOM had not reviewed.

It is anticipated that the Company's currently available cash and cash expected to be generated from the newly-combined operations will provide sufficient operating capital for the foreseeable future.

Other Matters
-------------

As of December 31, 1996, the Company had a net operating loss carryforward of approximately $19,300,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2011. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes, if any, as a result of future equity issuances.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 9, 1997, and in connection therewith proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 12,873,340. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the stockholders, with the results indicated below:

1.   Approval to adopt the Agreement and Plan of Merger between the Company,
     -----------------------------------------------------------------------
     Fluid Management, Inc. ("FMI") and the FMI stockholders.  The Agreement and
     --------------------------------------------------------
     Plan of Merger was approved allowing FMI to be merged with and into the Company, with the Company being the surviving corporation for 4,190,477 shares of Common Stock and $11,000,000 of cash, subject to adjustment pursuant to the Merger Agreement. The tabulation of votes was as follows:

                  For               Against             Abstentions
                  ---               -------             -----------

               6,937,693            135,500                3,800

2.   Approval to adopt the Securities Purchase Agreement between Warburg, Pincus
     ---------------------------------------------------------------------------
     Ventures, L.P. ("Warburg Pincus") and the Company.  The Securities Purchase
     -------------------------------------------------
     Agreement was approved allowing the Company to issue and sell to Warburg Pincus 6,095,238 shares of Common Stock for an aggregate cash purchase price of $16,000,000. The tabulation of votes was as follows:

                  For               Against             Abstentions
                  ---               -------             -----------

               6,886,553            179,200               11,240

3.   Approval to adopt and amend the Company's Amended and Restated Certificate
     --------------------------------------------------------------------------
     of Incorporation.  The Company's Amended and Restated Certificate of
     -----------------
     Incorporation was further amended to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares. The tabulation of votes was as follows:

                  For               Against             Abstentions
                  ---               -------             -----------

               7,441,380            143,000               135,090

4.   Approval to adopt the Company's amended and restated 1990 Incentive Stock
     -------------------------------------------------------------------------
     Option and Non-Qualified Stock Option Plan.  The Plan was amended to
     -------------------------------------------
     increase the aggregate maximum number of shares which may be issued under the Plan from 2,000,000 to 3,500,000. The tabulation of votes was as follows:

                  For               Against             Abstentions
                  ---               -------             -----------

               6,694,635            511,363               17,965

5.   Election of directors to serve until the 1998 Annual Meeting.  The
     -------------------------------------------------------------
     following persons, all of whom were management's nominees, were elected. Robert L. Hillas and William C. Smith are new directors. Seymour L. Meisel did not stand for reelection. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                Nominee                     For          Withheld
                -------                     ---          --------

             Harcharan S. Gill           9,294,988        204,850
             Robert F. Hendrickson       9,294,988        204,850
             Robert S. Hillas            9,294,988        204,850
             Robert F. Johnston          9,294,988        204,850
             Robert C. Miller            9,294,938        204,900
             Peter J. Neff               9,294,988        204,850
             William C. Smith            9,294,988        204,850

6.   Ratification of independent auditors.  The appointment of Coopers & Lybrand
     -------------------------------------
     L.L.P. as the Company's independent auditors was ratified. The tabulation of votes was as follows:

                  For               Against             Abstentions
                  ---               -------             -----------

               9,454,798            39,200                 5,840


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        Exhibit No.                     Description
        -----------                     -----------
           10.1                 Employment Agreement dated April 10, 1997
                                between the Company and William C. Smith.
           10.2                 Employment Agreement dated April 10, 1997
                                between the Company and Douglas W. Jacobson.
           10.3                 Employment Agreement dated April 10, 1997
                                between the Company and Gary W. Hawk.
           10.4                 Employment Agreement dated April 10, 1997
                                between the Company and Richard W. Schowengerdt.
           11                   Statement re Computation of Per Share Earnings
           27                   Financial Data Schedule

(b)  Reports on Form 8-K

On April 10, 1997 the Company filed a Report on Form 8-K reporting the acquisition of Fluid Management, Inc., the issuance of Common Stock to Warburg, Pincus Ventures, L.P. and certain other matters. Such report on Form 8-K included the audited financial statements of FMI as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and certain unaudited pro forma financial information as of December 31, 1996 and for the year then ended.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ENVIROGEN, INC.
                                     (Registrant)



Date:  August 13, 1997               By:   /s/ Harcharan S. Gill
                                           ---------------------
                                           Harcharan S. Gill
                                           President and Chief Executive Officer


                                           /s/ William C. Smith
                                           --------------------
                                           William C. Smith
                                           Acting Chief Financial Officer