Form 10-Q
period 1997-09-30
ENVIROGEN INC
filed 1997-11-13
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For Quarter Ended September 30, 1997              Commission File Number 0-20404


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

         Yes [X]                                                No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 30, 1997 was 23,261,635.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION                                        PAGE
                                                                            ----

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at September 30, 1997 and
               December 31, 1996 (Unaudited)                                   3

               Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 1997 and 1996 (Unaudited)       4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1997 and 1996 (Unaudited)            5

               Notes to Consolidated Financial Statements (Unaudited)          6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                         8
               Results of Operations                                           9
               Liquidity and Capital Resources                                11
               Other Matters                                                  11

PART II        OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               12


SIGNATURE PAGE                                                                13

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                 ENVIROGEN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           September 30,                     December 31,
                                                                 1997                           1996
                                                        ---------------------          -------------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $4,688,207                   $4,614,062
  Accounts receivable-trade, net                                   6,924,333                    3,100,447
  Unbilled revenue                                                 3,963,431                    1,776,004
  Inventory                                                          283,348                       55,027
  Prepaid expenses and other current assets                          527,330                      175,941
                                                        ---------------------          -------------------
     Total current assets                                         16,386,649                    9,721,481

Property and equipment, net                                        1,870,039                      922,320
Restricted cash                                                      309,300                      309,300
Investment in and advances to joint venture                           80,458                      228,934
Intangible assets, net                                            24,476,649                    1,348,677
Other assets                                                         287,832                      185,912
                                                        ---------------------          -------------------

     Total assets                                                $43,410,927                  $12,716,624
                                                        =====================          ===================

LIABILITIES
Current liabilities:
  Accounts payable                                                $2,248,422                   $1,335,954
  Accrued expenses and other liabilities                           1,461,604                      777,811
  Reserve for claim adjustments                                    2,774,755                      178,075
  Deferred revenue                                                   469,628                      312,784
  Current portion of note payable                                        803                        4,287
  Current portion of capital lease obligations                        17,761                       18,304
                                                        ---------------------          -------------------
     Total current liabilities                                     6,972,973                    2,627,215

Deferred rent                                                                                      12,222
Capital lease obligations, net of current portion                     16,349                       29,954
                                                        ---------------------          -------------------
     Total liabilities                                             6,989,322                    2,669,391
                                                        ---------------------          -------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock                                                         233,211                      129,319
Additional paid-in capital                                        58,802,212                   31,925,861
Accumulated deficit                                              (22,607,868)                 (22,001,997)
Less:  Treasury stock                                                 (5,950)                      (5,950)
                                                        ---------------------          -------------------
     Total stockholders' equity                                   36,421,605                   10,047,233
                                                        ---------------------          -------------------

     Total liabilities and stockholders' equity                  $43,410,927                  $12,716,624
                                                        =====================          ===================



The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                                September 30,                             September 30,
                                                      --------------------------------          ---------------------------------
                                                           1997               1996                  1997                 1996
                                                      -------------       ------------          -------------        ------------
Revenues:
    Commercial operations                             $  7,292,027         $  2,604,163         $ 15,999,246         $  7,621,681
    Research and development services                      636,748              436,620            2,024,526            1,287,156
                                                      ------------         ------------         ------------         ------------

      Total revenues                                     7,928,775            3,040,783           18,023,772            8,908,837
                                                      ------------         ------------         ------------         ------------

Cost of commercial operations                            4,880,074            2,283,010           10,826,093            6,967,717
Provision for contract claim                                                    150,000                                   550,000
Research and development costs                             617,492              539,646            1,954,965            1,692,965
Marketing, general and administrative expenses           2,628,245              691,994            5,851,623            2,060,923
                                                      ------------         ------------         ------------         ------------

      Total costs and expenses                           8,125,811            3,664,650           18,632,681           11,271,605
                                                      ------------         ------------         ------------         ------------

Other income (expense):
    Interest income                                         63,855               70,659              189,618              131,011
    Interest expense                                        (9,601)              (6,476)             (23,608)             (19,320)
    Equity in (loss) income of joint venture               (41,346)             (49,619)            (189,019)              29,168
    Other, net                                                 350                                    26,047
                                                      ------------         ------------         ------------         ------------
        Other income (expense), net                         13,258               14,564                3,038              140,859
                                                      ------------         ------------         ------------         ------------

Net loss                                                  (183,778)            (609,303)            (605,871)          (2,221,909)

Preferred stock dividends                                                                                                 (36,458)
                                                      ------------         ------------         ------------         ------------

Net loss applicable to Common Stock                      ($183,778)           ($609,303)           ($605,871)         ($2,258,367)
                                                      ============         ============         ============         ============

Net loss per share applicable to Common Stock               ($0.01)              ($0.05)              ($0.03)             ($0.21)
                                                      ============         ============         ============         ============

Weighted average number of shares of
     Common Stock outstanding                           23,211,635           12,869,165           19,066,095           10,926,226
                                                      ============         ============         ============         ============




The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            -----------------------------------------
                                                                                 1997                   1996
                                                                            ------------------       ----------------
Cash flows from operating activities:
  Net loss                                                                          ($605,871)           ($2,221,909)
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization                                                   1,268,556                724,552
    Provisions for claim adjustments and doubtful accounts                            579,538                 63,100
    Equity in (income) loss of joint venture                                          189,019                (29,168)
    Other                                                                              (1,047)                   549

  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                        218,555               (319,982)
    (Increase) decrease in unbilled revenue                                          (446,195)               141,036
    (Increase) decrease in prepaid expenses and other current assets                 (194,001)                25,473
    Decrease in inventory                                                               9,408                  3,231
    (Increase) in restricted cash                                                                            (89,782)
    (Increase) decrease in other assets                                              (101,920)                 8,236
    (Decrease) in accounts payable                                                 (2,142,279)              (275,264)
    (Decrease) in accrued expenses and other liabilities                              (63,799)               (16,169)
    Increase (decrease) in reserve for claim adjustments                             (187,559)                71,465
    Increase (decrease) in deferred revenue                                           144,723                 (8,225)
                                                                            ------------------       ----------------
        Net cash used by operating activities                                      (1,332,872)            (1,922,857)
                                                                            ------------------       ----------------

Cash flows from investing activities:
    Capital expenditures                                                             (420,093)              (168,798)
    Investment in and advances to joint venture                                      (304,770)              (100,000)
    Expenses relating to purchase of remaining 50%
      interest in joint venture                                                        (9,201)
    Acquisition of Fluid Management, Inc.                                         (13,577,932)
    Acquisition of MWR, Inc.                                                                              (1,319,018)
    Proceeds from sale of equipment                                                    22,004                  1,600
                                                                            ------------------       ----------------
        Net cash used in investing activities                                     (14,289,992)            (1,586,216)
                                                                            ------------------       ----------------

Cash flows from financing activities:
   Debt repayment                                                                      (3,484)                (3,217)
   Capital lease principal repayments                                                 (14,148)               (98,426)
   Net proceeds from exercise of stock options                                          3,265                 15,692
   Net proceeds from issuance of Common Stock                                      15,711,376              4,620,186
   Cash dividends paid on Redeemable Cumulative
      Convertible Preferred Stock                                                                            (51,041)
                                                                            ------------------       ----------------
        Net cash provided by financing activities                                  15,697,009              4,483,194
                                                                            ------------------       ----------------

Net increase in cash and cash equivalents                                              74,145                974,121

Cash and cash equivalents at beginning of period                                    4,614,062              3,748,197
                                                                            ------------------       ----------------

Cash and cash equivalents at end of period                                         $4,688,207             $4,722,318
                                                                            ==================       ================

Supplemental disclosures of cash flow information:
--------------------------------------------------
  Cash paid for interest                                                              $16,456                $19,014
                                                                            ==================       ================
  Cash paid for income taxes                                                         $113,151                 $1,250
                                                                            ==================       ================


Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------
-The Company entered into capital lease obligations amounting to $49,116 for the nine months ended September 30, 1996.
-In August 1997, the Company purchased the 50% interest held by n.v. VAM in CVT
 America L.L.C., a joint venture between VAM and the Company, for 100,000 shares of Common Stock valued at $265,600 and incurred expenses associated with the acquisition of $9,201.
-In April 1997, the Company acquired Fluid Management, Inc. for $12,191,266 in cash and 4,190,477 shares of Common Stock valued at $11,000,002. In connection with the acquisition, the Company also paid $1,386,666 of FMI's outstanding debt.
-In February 1996, the Company purchased MWR, Inc. for $1,319,018 in cash and
 456,500 shares of Common Stock valued at $1,511,015.


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

2.   PRIVATE PLACEMENT OF COMMON STOCK
     ---------------------------------

On April 10, 1997, the Company issued 6,095,238 shares of common stock to Warburg, Pincus Ventures, L.P. ("Warburg Pincus") resulting in net proceeds of $15,711,376. The net proceeds from the financing were used to fund the cash portion of the Fluid Management, Inc. acquisition and will also supplement the working capital of the combined enterprise. An officer of Warburg Pincus was elected to the Company's Board of Directors at its 1997 annual meeting.

3.   ACQUISITIONS
     ------------

On April 10, 1997, the Company acquired Fluid Management, Inc. (FMI) of Pewaukee, Wisconsin for approximately $12.2 million in cash and 4,190,477 shares of the Company's common stock valued at $11,000,002. In connection with the acquisition, the Company also paid approximately $1.4 million of FMI's outstanding debt. A portion of the purchase price is being held in escrow to satisfy the sellers' indemnification obligations under the Merger Agreement. FMI is a full-service environmental consulting and engineering firm with offices in Pewaukee, La Crosse, Ashwaubenon and Mosinee, Wisconsin and Geneva, Illinois. FMI was merged into the Company and the acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $23,557,722 and is being amortized over 20 years. The operating results of FMI are included in the Company's consolidated results of operations from the date of acquisition.

In addition, on August 8, 1997, the Company issued 100,000 shares of common stock valued at $265,600 to N.V. VAM ("VAM") in exchange for the transfer by VAM to the Company of (i) VAM's 50% ownership interest in CVT America L.L.C. (a joint venture between the Company and VAM) and (ii) certain patents and proprietary technology related to the biological treatment of chemical contaminants in air streams. The Company also incurred approximately $9,000 in expenses associated with the acquisition. The acquisition resulted in goodwill of $297,245 which is being amortized over ten years. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter.

The following pro forma financial information assumes the acquisitions occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of these dates or of results which may occur in the future.


                                Nine Months Ended         Nine Months Ended
                                September 30, 1997        September 30, 1996
                                ------------------        ------------------
     Net revenues                     $24,546,960              $23,225,532
     Net income (loss)                   $520,635                ($321,289)
     Net income (loss) per share
      applicable to Common Stock            $0.02                   ($0.02)
     Weighted average number of
      shares of Common Stock
      outstanding                      23,260,381               21,311,941

4.   IMPACT OF THE FUTURE ADOPTIONS OF RECENTLY ISSUED ACCOUNTING STANDARDS
     ----------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with "basic" and "diluted" per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 currently will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.

The Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial position and results of operations. The Company will adopt SFAS 130 for the year ending December 31, 1998.

Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation, and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

5.   SUBSEQUENT EVENT
     ----------------

On October 20, 1997, Harcharan S. Gill resigned as President, Chief Executive Officer and director of the Company. The related severance costs, which will be incurred over the next 18 months, were accrued and charged to income upon his resignation. William C. Smith, Chairman of the Board, has been elected interim CEO while a search for a new President and CEO is being conducted by a committee of the Board.

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

Certain statements made herein are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. In particular, unanticipated changes in the economic, competitive, governmental, technological, marketing and other factors identified herein and in the Company's other filings with the Securities and Exchange Commission could affect such results.

General
-------

The sources of the Company's revenues to date include (i) remediation services, including both in situ and ex situ bioremediation, (ii) commercial sales of the Company's biological degradation systems, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water streams. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures cannot be predicted.

On April 10, 1997 the Company acquired FMI, a full-service environmental consulting and engineering firm that is now operated as the Company's FMI Operations Group. Remediation services are FMI's core business and generate the greatest portion of FMI's revenues. The majority of FMI's work is eligible for reimbursement to its clients (or their lending banks) under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). Review of the PECFA claims by the Wisconsin Department of Commerce ("DCOM") and determination of any ineligible costs typically is not completed until one to three years after the expense has been incurred and paid by FMI's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. While not contractually obligated to do so, FMI has in a number of instances reimbursed its clients (or their lending banks) for the remediation costs for services provided by FMI which ultimately are determined by DCOM to be ineligible for reimbursement under PECFA.

The 1997 Wisconsin state budget bill, which was passed in October 1997, extended through December 2001 the $1 million maximum per site reimbursement under the PECFA program (which, under previous legislation, was to be reduced to $190,000 for sites entering the program after June 1, 1998). However, revised administrative policies and procedures recently implemented by DCOM in connection with the legislative process have limited, and are expected to continue to limit, the types and costs of services reimbursable by DCOM. DCOM has recently limited approval, absent special circumstances, for implementation of remediation activities, instead favoring natural attenuation as the presumed remedy and generally allowing reimbursement primarily for site investigation and monitoring costs. The implementation of such revised policies has resulted, and is expected to continue to result, in a decrease in revenues per site generated by FMI. A more aggressive marketing strategy has been implemented with the goal of bringing a greater number of sites under contract and increasing overall revenue.

As a result of the acquisition of FMI in April 1997, the results of operations of the Company during the 1996 and 1997 periods presented may not be directly comparable.

Results of Operations
---------------------

Nine Months Ended September 30, 1997 Compared to
------------------------------------------------
Nine Months Ended September 30, 1996
------------------------------------

For the nine months ended September 30, 1997, the Company reported total revenues of $18,023,772, an increase of 102% from the same period in 1996. The net loss in the period decreased 73% to $605,871 from $2,258,367 in the same period in 1996, while the net loss per share was $0.03 compared to $0.21 in the same period in 1996. The decrease in net loss per share is due to the performance of the FMI Operations Group as well as an increase in the number of shares outstanding primarily from issuances in connection with the FMI acquisition and a related private placement.

Commercial revenues increased 110% to $15,999,246 from $7,621,681 in the same period in 1996, while revenues from corporate and government research and development contracts increased 57% to $2,024,526 from $1,287,156 in the same period in 1996. The increased commercial revenues are due primarily to an increase in remediation revenues from the Company's FMI Operations Group (net of an approximate $100,000 write-off of unbilled revenues for remediation services). Increased commercial revenues more than offset decreased revenues from the Company's pollution control business. The Company recognized significant revenues from a major biofilter project during 1996, when the project was completed. Revenues from remediation activities accounted for 98% of the Company's commercial revenues in the nine-month period ended September 30, 1997.

Revenues from corporate and government research and development contracts increased primarily due to the increased volume of Phase II government projects that the Company is actively working on. In the nine-month period ended September 30, 1997, the Company recorded initial revenues under a Phase I grant from the National Science Foundation, two Phase II grants from the National Science Foundation, two Phase I SBIR grants and one Phase II grant from the Department of Defense, as well as two other grants from the Department of Defense.

Total costs and expenses increased 65% to $18,632,681 in the first nine months of 1997 from $11,271,605 in the same period in 1996. The cost of commercial operations increased 55% to $10,826,093 due to the increased revenue levels combined with a $200,000 increase in the reserve for bad debts to cover the write-off of certain uncollectible receivables of the MWR Operations Group. Research and development expenses increased 15% to $1,954,965 due to an increase in work under corporate and government research and development contracts. Marketing, general and administrative expenses increased 184% to

$5,851,623 due primarily to expenses of the FMI Operations Group, amortization of goodwill associated with the FMI acquisition and increased marketing expenses associated with the Company's proposed development program with Rhone-Poulenc. In the first nine months of 1996 the Company set aside a provision for a contract claim of $550,000 to cover the cost of repairing the biofiltration system the Company built for the Nylonge Corporation. The repairs to the system were completed and the system restarted in late 1996. The Company has incurred no costs in 1997 for the repair of this system.

Interest income increased 45% to $189,618 due primarily to the increased level of cash available for investment as a result of the Company's private placement of common stock to Warburg Pincus in April 1997. Equity in loss of joint venture amounted to $189,019 in the first nine months of 1997 compared to income of $29,168 in the same period last year due primarily to the Company's participation in the losses of the CVT America joint venture. On August 10, 1997, the Company acquired the remaining 50% of the venture, dissolved the venture and thereafter continued its operations.

Three Months Ended September 30, 1997 Compared to
-------------------------------------------------
Three Months Ended September 30, 1996
-------------------------------------

For the three months ended September 30, 1997, the Company reported total revenues of $7,928,775, an increase of 161% from the same period in 1996. The Company reported a net loss of $183,778 in the period versus a loss of $609,303 in the same period of 1996. The net loss per share was $0.01 compared to $0.05 in the same period in 1996. The change in per share amounts is due to improved performance related to the FMI acquisition as well as an increase in the number of shares outstanding resulting from issuances in connection with the FMI acquisition and a related private placement as well as the CVT America acquisition.

Commercial revenues increased 180% to $7,292,027 from $2,604,163 in the same period in 1996 while revenues from corporate research and development contracts increased 46% to $636,748 from $436,620 in the same period in 1996. The increased commercial revenues are due primarily to an increase in remediation revenues from the Company's FMI Operations Group offset by the write-off of approximately $100,000 of unbilled remediation services revenues. Revenues from remediation activities accounted for 97% of the Company's commercial revenues in the three-month period ended September 30, 1997.

Revenues from corporate and government research and development contracts increased primarily due to the greater volume of Phase II government projects that the Company is actively working on. In the three-month period ended September 30, 1997, the Company recorded initial revenues under a Phase II grant from the National Science Foundation.

Total costs and expenses increased 122% to $8,125,811 in the third quarter of 1997 from $3,664,650 in the same period in 1996. The cost of commercial operations increased 114% to $4,880,074 due to the increased revenue levels combined with a $200,000 increase in the reserve for bad debts to cover the write-off of certain uncollectible receivables of the MWR Operations Group. Research and development expenses increased 14% to $617,492 due to the increased revenues from corporate and government research and development contracts. Marketing, general and administrative expenses increased 280% to $2,628,245 due primarily to expenses of the FMI Operations Group, amortization of goodwill associated with the acquisition of FMI and increased marketing expenses associated with the Company's proposed development program with Rhone-Poulenc.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through public offerings and private placements of equity securities, research and development agreements with major industrial companies, research grants from government agencies and revenues from commercial services and sales of biological degradation systems. At September 30, 1997 the Company had cash and cash equivalents of $4,688,207 and working capital of $9,413,676. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents increased $74,145 from December 31, 1996 to September 30, 1997 as proceeds from the issuance of common stock of $15,711,376 more than offset cash utilized in connection with the acquisition of FMI of $13,577,932, cash used by operations of $1,332,872 (including $1,776,936 to pay FMI accounts payable that were assumed by the Company as part of the FMI acquisition), cash invested in and advanced to CVT America of $304,770 and capital expenditures of $420,093. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At September 30, 1997, unbilled revenue was $2,187,427 higher than at December 31, 1996 due primarily to the increased revenue levels resulting from the FMI acquisition.

Accounts receivable increased by $3,823,886 and prepaid expenses increased by $351,389 from December 31, 1996 to September 30, 1997 primarily due to the acquisition of FMI. Accounts payable increased by $912,468 and accrued expenses and other liabilities increased by $683,793 in the same period primarily due to the acquisition of FMI. On September 30, 1997 the Company had $2,774,775 in reserve for claim adjustments, substantially all of which is available to cover potential PECFA claim adjustments with respect to approximately $54.7 million in PECFA reimbursable revenues which DCOM had not reviewed.

It is anticipated that the Company's currently available cash and cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for the foreseeable future.

Other Matters
-------------

As of December 31, 1996, the Company had a net operating loss carryforward of approximately $19,300,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2011. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $2,400,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes, if any, as a result of future equity issuances.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.          Description
     -----------          -----------

         27            Financial Data Schedule

(b)  Reports on Form 8-K

       None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENVIROGEN, INC.
                              (Registrant)



Date:  November 13, 1997      By:   /s/ William C. Smith
                                    ------------------------
                                    William C. Smith
                                    Chief Executive Officer


                              By:   /s/ Patricia A. McQueary
                                    ------------------------
                                    Patricia A. McQueary
                                    Chief Accounting Officer