Form 10-K
period 1997-12-31
ENVIROGEN INC
filed 1998-03-27
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                          Commission File No. 0-20404
December 31, 1997

                                ENVIROGEN, INC.
                                 (Registrant)

          Delaware                                     22-2899415
-----------------------------                ---------------------------------
  (State of incorporation)                  (IRS Employer Identification No.)

 4100 Quakerbridge Road
    Lawrenceville, NJ                                      08648
--------------------------------             ----------------------------------
(Address of principal executive                          (Zip code)
  offices)

Registrant's telephone number, including area code:  (609) 936-9300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share         Common Stock Purchase Warrants
--------------------------------------         ------------------------------
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
Yes      X        No
        ---          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of February 13, 1998 was approximately $21,544,700. (Reference is made to p. 15 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of February 13, 1998 was 23,294,835.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled May 21, 1998 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference in Part III of this report.

                                    PART I

ITEM 1.  BUSINESS

Envirogen, Inc. ("Envirogen" or the "Company") is a technology-based environmental systems and services company that provides solutions to the industrial effluent and hazardous waste remediation problems of the private and public sectors. The Company also designs and implements effluent treatment systems, vapor extraction systems and other integrated systems for the on-site treatment of organic contaminants in soils and groundwater. The Company's unique combination of scientific and engineering expertise has allowed it to develop proprietary biological technologies to complement its non-biological capabilities. The developmental efforts at Envirogen focus on the isolation of naturally occurring organisms and the creation of genetically modified organisms, enhancing their performance and then engineering advanced systems to optimize their activity for the biodegradation of various compounds in soil, air and water. Envirogen's strategic approach is to utilize the appropriate technology to provide its clients with the most efficient, safe and cost-effective solution to their hazardous waste cleanup and treatment needs.

Envirogen's capabilities mirror the needs of the marketplace, and its development of innovative, cost-effective technologies should be timely. The Environmental Protection Agency (the "EPA") is currently believed to be more receptive to innovative approaches than at any previous time. In addition, new regulations create more stringent requirements for chemical releases, which now require the destruction of specific, difficult to destroy compounds. This has resulted in a need for new biological systems to cost-effectively meet these standards. Envirogen's capabilities for providing technologies to reduce remediation and operating costs, and for destroying recalcitrant contaminants, are well suited to meet these growing market needs.

Growth Strategy

Envirogen has developed a two-tier growth model that incorporates both an internal and external growth strategy. The internal growth strategy centers on increasing sales of the Company's core businesses through the continued commercialization of its technologies in concert with focused marketing and sales efforts. The Company combines this with an external growth strategy that includes the selective acquisitions of companies with complementary capabilities aimed at producing synergistic results. The external growth strategy also includes entering into joint ventures and collaborative marketing agreements with firms that are interested in exploring and developing alternative remediation and pollution control technologies. In connection with this external growth strategy, Envirogen has completed the following acquisitions in the past 12 months:

   . Acquired Fluid Management, Inc. ("FMI") of Pewaukee, Wisconsin, a full-service environmental consulting firm with offices in Wisconsin and Illinois. The business and operations of FMI are now fully integrated into the Company through the FMI Operations Group, which provides specialized services in the area of remedial investigation, design and construction, solid waste and landfill management, air sciences, engineering and compliance management.

   . Acquired from nv VAM of the Netherlands the remaining 50% ownership of CVT America, LLC (a former joint venture between the Company and VAM). The Company has integrated the operations of CVT America into the Company by providing advanced biofiltration systems and services for the treatment of odors, air toxics and volatile organic compounds in the air pollution control market.

Business Areas

Envirogen's core competency is the application of biotechnology and biocomplementary technologies combined with expertise in traditional remediation technology for both the remediation of contaminated waste sites and for the treatment of contaminated waste streams. The evolution of the Company, catalyzed by acquisitions that have layered synergistic technologies and capabilities onto its core base of expertise, is demonstrated by its increased scope of services and products offered to the marketplace and the broadening of its geographic presence. Envirogen's primary business areas are described below:

REMEDIATION

The majority of industry's environmental problems are the result of the release into the environment of contaminants ranging from simple hydrocarbons to complex chlorinated compounds. Generally, the less complex a contaminant's molecular make-up, the more easily and quickly it will be degraded by bacteria that use the contaminant as a "food source." For instance, when hydrocarbon-based compounds such as gasoline or heating oil are spilled into the environment, depending on various factors, indigenous soil bacteria are likely to be present to begin the biodegradation process to break down the contaminant into its core components of carbon dioxide and water. Contaminants with more complex molecular structures generally are more difficult to degrade, and as complexity increases, the likelihood of indigenous bacteria being present that are capable of degrading the compound decreases, resulting in the need for intervention to accelerate the natural process. Degrees of intervention range from the relatively subtle, such as biostimulation (stimulating indigenous bacteria) to bioaugmentation (injecting bacteria produced in a laboratory into the subsurface), to the more conspicuous, such as excavation and transport to another location. With an understanding of the direct relationship between cost and intervention, whereby costs generally increase with added degrees of intervention, Envirogen designs solutions that employ the least amount of intervention necessary in each given case to achieve an environmentally effective and cost-efficient solution.

Envirogen acquired Pewaukee, Wisconsin-based FMI in April 1997. The acquisition of this company significantly enhanced Envirogen's remediation capabilities and provided Envirogen with greater technical resources, broader geographical presence and broader client coverage. As a result of its acquisition of FMI, Envirogen provides specialized remediation services, including all aspects of underground and aboveground storage tank management, a broad range of engineering and construction services, air permitting, compliance management, storm water management, complete solid waste services, landfill engineering and waste characterization.

Envirogen's full range of in situ technologies include: traditional approaches, such as soil vapor extraction and air sparging; innovative biological-based techniques, such as biostimulation and bioaugmentation; and approaches combining the two, such as biosparging and bioventing, both of which stimulate degradative microbial activity through the addition of oxygen to the subsurface. Envirogen has steadily increased its in situ capabilities both through its internal developmental efforts as well as through acquisitions of companies with technologies in this category. Envirogen's acquisition of Vapex Environmental Technologies, Inc. in 1991 and Lansing-based MWR in 1996 provided it with a portfolio of proprietary in situ capabilities. The scope of economical in situ capabilities is behind Envirogen's success in receiving several contract awards from groups of prestigious Fortune 100 clients for the cleanup of Superfund sites.

Depending on the specific circumstances, the remediation of contaminated soils and groundwater may be undertaken with the contamination remaining in place, or in situ, or it may require removal of material from the contaminated area(s) for ex situ destruction. In the latter case, additional costs associated with the removal process, as well as the costs associated with increased handling, storage and transport of contaminated matter, are incurred.

Accordingly, Envirogen's process of designing solutions to maximize cost savings for its clients employs a hierarchical model of increasingly aggressive cleanup techniques. In situations where the cleanup can be performed in situ, the most "passive" form of biodegradation, known as intrinsic remediation, is first considered by Envirogen. Intrinsic remediation is the approach that allows for contamination to be biodegraded through microbial degradation processes that have developed naturally at a contaminated site, and thereby occurs without any intervention. Based on the increased regulatory acceptance of intrinsic remediation in recent years, Envirogen has accelerated its efforts with this approach by developing intrinsic remediation protocols for a wide range of target contaminants from petroleum hydrocarbons to chlorinated solvents.

Envirogen's ex situ capabilities also include both traditional and innovative approaches. Envirogen is a provider of reactor-based biosystems for the on-site destruction of vapor streams as a final remediation step that follows initial processes such as vapor extraction. Solid Phase Extraction (SoPE/TM/) is a non-biological patented process developed by Envirogen that uses a foam, typically polystyrene foam, to desorb contaminants such as pesticides, polyaromatic hydrocarbons and polychlorinated biphenyls ("PCBs") from soils for disposal or destruction by other treatment methods. Other ex situ technologies used by Envirogen include advanced landfarming, which involves the periodic mixing of contaminated soil with a solid sludge or aqueous slurry surface layer that contains degradative bacteria, and soil pile treatment, which uses soil mounded in rows and periodic tilling of the rows to stimulate biological degradation of contaminants.

POLLUTION CONTROL

The enforcement of more rigorous regulations combined with the high cost of conventional physical and chemical treatment methods has created the need for cost-effective specialized bioreactor systems and biocatalysts to degrade difficult contaminants in industrial air and water effluent streams. Envirogen's pollution control products to degrade contaminants in air and waste water streams are described below:

Air
---

Motivated by the 1990 Clean Air Act Amendments ("CAAA"), which have increasingly regulated the release of toxic compounds into the atmosphere, Envirogen embarked upon a program in the early 1990's to commercialize biotechnology to treat both odor-causing chemicals and volatile organic compounds. Referred to as biofiltration technology, the biological treatment of contaminated air streams is generally recognized as a cost effective alternative to physical and chemical treatment methods such as incineration, adsorption and chemical scrubbing. Envirogen's advancements in biofiltration include the development of systems for the cost-effective destruction of contaminants such as odors, hydrogen sulfide, carbon disulfide, styrene, terpenes, alcohol, aldehydes, isobutane, isopentane, mixed solvents associated with the printing and surface coating industry, and hydrocarbons associated with remediation.

A biofiltration system consists of a large containment vessel ("reactor"), within which microorganisms, in the form of a moistened layer attached to either an organic or inorganic filter media, are used to catalyze chemical reactions that break down airborne contaminants into less harmful compounds. As a contaminated vapor stream passes through the filter bed, contaminants are transferred from the vapor to the biofilm layer and are consumed by the microorganisms. The initial research of Envirogen, and numerous field trials, resulted in the following bioreactor technologies:

   . Biofilter - A Biofilter utilizes an organic filter media as the support for the biofilm layer containing the microorganisms. The system, which is optimized for dilute waste streams, provides destruction efficiencies of up to 99% and typically provides substantial operating cost savings and equivalent or lower initial capital costs than the more traditional chemical or physical removal technologies.

   . Biotrickling Filter - A Biotrickling Filter operates on the same principle as a Biofilter but utilizes a synthetic packing material instead of the organic filter media used in the Biofilter. The Biotrickling Filter operates with a recirculating liquid flow over the packing material. This recirculating liquid flow is initially inoculated with microorganisms which form a biofilm layer on the packing. The contaminants are transferred to, and degraded by, microorganisms present within both the recirculating liquid and the biofilm layer. The Biotrickling Filter is an attractive alternative for the treatment of more difficult to degrade compounds and provides the added benefit of reduced system footprint and reduced operating costs as compared to more traditional technologies.

To expand on Envirogen's portfolio of air treatment products and services, Envirogen formed a joint venture in 1995 with nv VAM of the Netherlands. The venture was acquired in its entirety by Envirogen in August 1997 and now provides Envirogen with a line of patented modular biofiltration systems and other technologies for the treatment of odors, air toxics and volatile organic contaminants for specific segments of the air pollution control market. The acquired technologies, combined with the Biofilter and Biotrickling Filter designs of Envirogen, underscore Envirogen's leadership position in the biological air pollution control market. The Company believes that these products have applications in a number of industries which include municipal waste treatment facilities, composting plants and the forest products industries.

Envirogen is distinguished in this market by having completed work on numerous full-scale air system installations ranging in contract size from approximately $35,000 up to $1.8 million. This includes a Biofilter the Company built for a decorative hardwood panel manufacturer and a Biofilter for a synthetic sponge manufacturer.

Envirogen began work in late 1997 on a large flow capacity system, under a contract with Waste Management of New York ("WMNY"). The contract with WMNY calls for Envirogen to provide a turn-key biofiltration odor control system to treat exhaust air from a municipal waste/biosolids composting facility that WMNY is constructing and will operate for the Municipal Authority of Rockland County in New York.

Water
-----
The enforcement of more rigorous water quality regulations has created a need for cost-effective systems to degrade contaminants in groundwater and plant effluent streams. The biological treatment of contaminated water streams is generally recognized as a cost effective alternative to more traditional physical and chemical methods such as thermal, UV-based and adsorption processes.

Consistent with Envirogen's approach to the treatment of contaminated air streams, the biological treatment of contaminated water streams relies on the destruction of chemicals by microorganisms, attached to a filter media or otherwise contained in a reactor, to catalyze chemical reactions that break down contaminants into less harmful compounds. Utilizing its knowledge of biocatalysis and advanced reactor design, the Company is able to combine efficient microorganisms with the optimum bioreactor design to achieve the destruction of a given contaminant. Envirogen's research and development has led to full-scale reactor systems for the treatment of contaminants ranging in complexity from simple hydrocarbons to complex compounds which are difficult to degrade such as methyl tertiary butyl ether ("MTBE", a gasoline octane enhancer). The Company has developed the following reactor designs:

   . Fluidized Bed Reactor - The Fluidized Bed Reactor ("FBR") consists of a columnar reactor containing media that serves as an attachment surface for microorganisms. The reactor maintains high concentrations of biomass under high flow rate conditions. The contaminated liquid flows through the reactor where microorganisms degrade the contaminants. The optimal use of this system is for the treatment of high flow, low concentration waste streams containing contaminants such as simple hydrocarbons, aromatics, solvents, ammonia or nitrates.

   . Membrane Bioreactor - The Membrane Bioreactor consists of a liquid-phase bioreactor coupled with a membrane clarification unit. Following the biological treatment of the contaminated stream, the contents of the bioreactor are pumped to the membrane unit where the solids and liquids are separated with clean effluent being discharged and biomass and excess effluent being recycled back into the bioreactor. The optimal use of this system is for high concentration, low flow-rate streams with complex compounds such as MTBE, 1,4-dioxane, phenols, and pesticides.

In addition, Envirogen has developed other reactor systems for specific applications. These systems include Sequencing Batch reactors, Submerged Fixed-Film reactors and Suspended Growth reactors. Envirogen's commercialization efforts in its water program includes installation of a full-scale FBR at an industrial site for the removal of aniline and nitrobenzene from groundwater. As evidence of the cost-effectiveness of the technology, the client estimated that the FBR system would save at least $1.8 million in capital and operating costs over the life of the project when compared to conventional technologies. The Company believes these products have applications in a number of industries including petrochemicals, pharmaceuticals, pulp and paper, and industries using paints or solvents.

During 1997, the Company worked with Rhone-Poulenc to develop high-performance biological technologies and systems for the industrial wastewater treatment market. The Company and Rhone-Poulenc are in the process of restructuring their agreement which will allow each company to move forward on a more independent basis.

Technology

Envirogen conducts research and development aimed at developing new, more efficient environmental technologies for the remediation of hazardous waste and for pollution control. Envirogen's technology is based on two elements: microorganisms (biocatalysts) with exceptional degradative abilities; and engineered systems, including proprietary bioreactors and processes. Envirogen has conducted extensive testing of microorganisms and bioreactors and has assembled a staff of scientists, engineers and consultants with expertise in biochemistry, molecular biology, microbiology, hydrology, chemical and mechanical engineering and systems design. During 1997, Envirogen spent approximately $2.7 million on research and development projects.

Microorganisms
--------------

Envirogen's biodegradation processes are based on naturally occurring or genetically modified microorganisms that are either indigenous to a hazardous waste site or are introduced to the site for controlled usage by Envirogen. The microorganisms under development are primarily bacteria, which are microscopic, single-cell organisms that under defined conditions can break down contaminants into less complex substances. For example, if the contaminant is benzene, the byproducts from its complete degradation are carbon dioxide and water.

There are naturally occurring bacteria capable of degrading nearly all natural organic compounds under appropriate conditions. However, highly effective naturally occurring bacteria capable of degrading many synthetic compounds (such as polychlorinated biphenyls ("PCB's") and trichloroethylene ("TCE")) are not as common and can be difficult to utilize. These synthetic compounds were designed to be chemically stable, which means that it may take years before they are naturally degraded.

Envirogen has isolated natural strains of bacteria that partially or completely degrade or accelerate the degradation of a number of recalcitrant hazardous wastes, including PCBs, TCE, chloroform and other chlorinated solvents, MTBE, hydrochlorofluorocarbons ("HCFCs," ozone-depleting refrigerants) and polycyclic aromatic hydrocarbons ("PAHs"). These bacteria have been isolated using specialized enrichment techniques that allow Envirogen to select, isolate and optimize the superior strains from the general population of bacteria found at contaminated sites. Envirogen is also designing and testing genetically-modified bacteria that can have several advantages over naturally occurring bacteria. These advantages include the ability to degrade wastes faster, reducing the overall cost of remediation or waste stream treatment.

Envirogen's commitment to developing leading edge technologies not only serves to provide new business opportunities for Envirogen, but has also helped establish Envirogen as a leader in environmental biotechnology. As mentioned earlier, one of the major areas of focus for Envirogen has been the development and testing of advanced in situ bioremediation technologies such as bioaugmentation, whereby highly efficient microorganisms are injected directly into a contaminated aquifer. In 1996 and 1997, Envirogen successfully demonstrated this technology, in combination with complementary delivery technologies, at two sites, one of which was for a Fortune 100 petroleum company and the second for the U.S. Air Force. This work is significant because it proves the capability for the destruction of chlorinated organics at a geologically-complex site. Additional field testing is ongoing in the area which may result in a cost effective solution to in-situ remediation of TCE.

Engineered Systems
-------------------

Envirogen has designed and constructed several different engineered systems using bioreactors to enhance the biodegradative capabilities of the microorganisms when they make contact with the contaminated air, water or soil. By using a bioreactor, variables such as temperature and pH (acidity or alkalinity) can be controlled, and measured amounts of oxygen and nutrients can be added to the mixture of microorganisms and contaminated materials, thereby optimizing the degradative environment.

Envirogen believes that the engineering and design of a variety of bioreactors is an important factor in its ability to develop and sell commercially viable systems for the biodegradation of hazardous chemicals. The design of a bioreactor to be used at a particular site or in a particular waste stream depends on the types of wastes to be degraded, the media (e.g., soil, water or air) in which the wastes are located, the concentration of the targeted waste and the combination of other chemical wastes associated with the targeted waste. Envirogen continues to develop and test bench-scale and pilot-scale bioreactor designs utilizing naturally occurring and genetically-modified bacteria for the degradation of PCE, TCE, MTBE, air toxics, industrial wastewater effluents, and groundwater contaminants. Envirogen has successfully completed a field demonstration of its MTBE bioremediation technology and believes the technology provides a mechanism to cost-effectively remove MTBE from contaminated groundwater.

Government Supported Research
-----------------------------

As discussed earlier, strict regulations and the prohibitive cost of traditional treatment methods have forced business and government to seek lower-cost alternatives to their hazardous waste problems. In particular, various agencies of the Federal government have been early and strong supporters of innovative technologies aimed at achieving this goal. This support is evident through the government's Small Business Innovation Research (SBIR) program, which awards grants of various sums to companies for specific areas of research and development. In addition to the numerous Phase I and Phase II SBIRs that Envirogen has previously received, Envirogen was awarded four two-year Phase II SBIR contracts in 1997 for the development of advanced technologies. One SBIR, for the National Science Foundation ("NSF"), is to engineer biocatalysts to not only destroy hazardous wastes more efficiently, but also to convert those wastes into valuable specialty chemicals. Another SBIR, for the NSF, is to test a process that utilizes surfactant foams in conjunction with bacteria to enhance the degradation of chlorinated solvents. A third SBIR, for the Department of Defense, is to continue development of a combined anaerobic/aerobic bio-reactor to treat ground water streams contaminated with chlorinated solvents. The fourth SBIR, for the NSF, is to develop biosensors for detecting and measuring chlorinated solvents in ground water.

These examples of Envirogen's research and development efforts with microorganisms and engineered systems, along with many other existing products and systems still under development, all lay the scientific groundwork which lead the way to safer, more responsive commercial applications. The result is a cleaner environment achieved with cost-savings for industry.

Governmental Regulation

The federal and state environmental laws regulating Envirogen's current and proposed biodegradation systems are complex, subject to varying interpretations and continually evolving. Compliance with these laws, rules and regulations is expected to be time consuming and costly. Failure to comply with these requirements, even if unintentional, could give rise to liabilities, penalties or fines that could materially adversely affect Envirogen's financial condition and its reputation.

Under the Toxic Substances Control Act ("TSCA"), the EPA has the authority to regulate the use of chemicals for commercial purposes. A premanufacture notice ("PMN") is required to be filed with the EPA 90 days in advance of the manufacture for commercial purposes of any "new" chemical substance. To date, the EPA has not asserted that isolated strains of naturally-occurring microorganisms are chemical substances under TSCA. Since 1986, however, genetically-modified microorganisms, with certain limited exceptions, have been considered "new" chemical substances by the EPA. As a result, Envirogen's manufacture of genetically-modified microorganisms for commercial use or the release of genetically-modified microorganisms into the environment will require the filing of a PMN, subject Envirogen to the EPA's premanufacturing review process and require the development of risk assessment information. Depending on the nature of the microorganism, this process may be time-consuming and costly. Envirogen has been advised by the EPA that Envirogen's proposed use of genetically-modified microorganisms in a bioreactor is a "contained" use for purposes of research and development. In April 1997, the EPA adopted new regulations for its TSCA biotechnology program that define the criteria under which the use of genetically-modified microorganisms in a bioreactor will be considered "contained." Envirogen believes the time and cost of obtaining EPA approval for its commercial systems may be reduced as a result of the EPA's new regulations for its TSCA biotechnology program. Envirogen continues to monitor regulatory approvals required by the EPA under TSCA and by various state and local authorities related to Envirogen's intended use of genetically-modified bacteria.

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

In general, competition in the hazardous waste management industry is based primarily upon the cost of the volume of waste treated, contained or removed. Where the waste is removed, customers are typically charged based on tons of contaminated soil excavated and transported to a hazardous waste landfill. Additional competitive factors include corporate presence in a geographic area, regulatory support, performance standards and technical reliability and competence. Envirogen's competitive position is premised upon the lower-cost treatment approach traditionally associated with conventional biodegradation techniques, with particular focus upon Envirogen's distinctive approach to degrading recalcitrant hazardous waste.

Envirogen and many other environmental companies offer full-service, turn-key approaches that are capable of providing an overall solution to a hazardous waste remediation project. Where appropriate, Envirogen teams with larger environmental service firms to offer consulting, engineering, project management, materials handling and other complementary techniques that are provided by other firms in conjunction with Envirogen's biodegradation technology. To date, Envirogen has been able to establish acceptable levels of such teaming arrangements on satisfactory terms.

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

Envirogen is aware of other companies that have targeted the biodegradation of TCE and have performed various degrees of testing. Envirogen is not aware of any competitor that has had substantial positive results in the biodegradation of PCB wastes, although Envirogen believes that various companies have targeted the PCB biodegradation market. Envirogen is aware of and expects continued competition in the areas of remediation of industrial air toxics, industrial wastewaters, groundwater and soils.

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

Employees

As of December 31, 1997, Envirogen had 231 full-time employees, including 127 in engineering, 26 in research and development, 54 in administration and finance and 24 in marketing. Doctoral degrees are held by nine employees and encompass the disciplines of biochemistry, molecular biology, chemical engineering, microbiology and microbial physiology. Each of Envirogen's key employees is subject to a confidentiality agreement with Envirogen covering Envirogen's processes and plans relating to its business and activities. Envirogen is not subject to any collective bargaining agreements and believes that its relationship with its employees is excellent.

Environmental Liability and Insurance

Envirogen could be held strictly liable under various laws and regulations if microorganisms or hazardous wastes cause harm to humans or the environment, even if Envirogen were not negligent. Although Envirogen has a $5,000,000 combined professional liability and contractor's pollution liability insurance program that also provides limited product liability coverage, there can be no assurance that environmental liabilities that may be incurred by Envirogen will be covered by its insurance or that the dollar amount of covered liabilities will not exceed policy limits. Accordingly, a partially or completely uninsured judgment against Envirogen could have a materially adverse effect on Envirogen.
Liability insurance market conditions may make it impossible or uneconomical for Envirogen to obtain combined professional and contractor's pollution liability or product liability insurance, which may adversely affect its ability to market its products and services. Although Envirogen attempts to mitigate some of the uninsured risks by typically not taking title to its customers' waste or transporting such waste, such measures may not be sufficient to avoid all potential liability.

Envirogen may be required to indemnify its customers against losses and fines associated with work under certain of its contracts in the event that Envirogen's, and under certain circumstances, its subcontractors performance under such contract or contracts is faulty or not conducted in compliance with deadlines. Although Envirogen will make every effort to mitigate losses under indemnification clauses contained in its contracts, a claim, if successful and of sufficient magnitude, could have a materially adverse effect on the business or financial condition of Envirogen.

ITEM 2.  PROPERTIES

The Company's headquarters is located in Lawrenceville, New Jersey, where it leases 40,200 square feet of office space for its administrative, laboratory and pilot facilities. The Company also leases an aggregate of approximately 80,300 square feet of office and warehouse space in Illinois, Massachusetts, Michigan, Texas and Wisconsin. Management believes that the Company's facilities are adequate and suitable for its current and proposed operations for the immediately foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently involved in litigation relating to services previously provided at a customer site. This customer, against whom the Company filed suit to recover amounts due for work performed, filed a counter-claim against the Company for breach of contract, declaratory relief and interpleader. No specific damages have been claimed by this customer and, at the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

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


     Name                     Age                         Position
     ----                     ---                         --------

William C. Smith               66         Chief Executive Officer and Chairman
                                            of the Board
Ronald Unterman, Ph.D.         52         Senior Vice President and Chief
                                            Scientific Officer
Mark J. Maten                  40         Vice President of Finance and Chief
                                            Financial Officer
Douglas W. Jacobson            52         Senior Vice President of Marketing
David N. Enegess               51         Vice President of Product Development


William C. Smith has been the Chief Executive Officer of the Company since October 1997. He has been the Company's Chairman of the Board since April 1997 and serves as the President and Chief Executive Officer of the Company's FMI Operations Group. Mr. Smith joined the Company when Fluid Management, Inc. ("FMI"), a company of which he was a founder, was acquired in April 1997. Mr. Smith was the President and Chief Executive Officer of FMI. Mr. Smith has over 40 years of technical and financial management experience in the wood chemicals, plastics and petroleum products industries. Prior to forming FMI, Mr. Smith served as a consultant to paper mills on environmental matters and to a major oil company on lignite utilization and recovery and other environmental matters. Mr. Smith has a degree in Chemical Engineering from the University of Wisconsin and is a Wisconsin registered Professional Engineer.

Ronald Unterman, Senior Vice President and Chief Scientific Officer, is a founder of the Company and has been with the Company since August 1988. From 1981 until he joined the Company, Dr. Unterman served as a staff scientist (from November 1981 to December 1987) and as a manager (from January 1988 to July
1988) of the Environmental Technology Program at General Electric Company. His primary area of research expertise is in the development of methods for biodegrading PCBs. Dr. Unterman received a B.A. in biology from Haverford College, studied under a Molecular Biology Fellowship at Rockefeller University and holds a Ph.D. in biochemistry from Columbia University.

Mark J. Maten joined the Company on January 1, 1998 as Vice President of Finance and Chief Financial Officer. From February 1997 until December 1997, Mr. Maten served as a business consultant and financial advisor in a consulting capacity to a number of companies. From June 1992 until January 1997, Mr. Maten was Senior Vice President and Chief Financial Officer of Enviroplan, Inc., a leading provider of continuous emission monitoring systems to the acid rain market. Mr. Maten also served as a member of the Board of Directors for Enviroplan, Inc. Mr. Maten is a member of the American Institute of Certified Public Accountants. Mr. Maten received his undergraduate degree from the University of Michigan and a Masters in Business Administration degree from Indiana University.

Douglas W. Jacobson joined the Company as Senior Vice President of Marketing and Vice President of the Company's FMI Operations Group when FMI, a company of which he was a founder, was acquired by the Company in April 1997. Mr. Jacobson was the Vice President and Secretary of FMI. Mr. Jacobson has over 25 years of technical and marketing experience in the petroleum products, oil re-refining and solvent recovery programs for numerous manufacturing facilities and served in a sales management capacity for several manufacturing and service companies. Mr. Jacobson has a degree in Mechanical Engineering from the University of Wisconsin and is a Wisconsin registered Professional Engineer.

David N. Enegess is a founder of the Company and has been its Vice President of Marketing and Commercial Development from June 1988 until April 1997, at which time he was appointed Vice President of Product Development. From 1982 until he joined the Company, he served in various capacities, most recently as Vice President of Corporate Development, for American NuKEM Corporation (formerly known as WasteChem Corporation), a company which sells equipment, systems and services for the treatment of hazardous wastes. Mr. Enegess received his undergraduate and masters degrees in chemical engineering from Tufts University.

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


             1997                     HIGH                    LOW
             ----                     -----                  -----
          1st Quarter                 $3.63                  $2.38
          2nd Quarter                 $3.38                  $2.38
          3rd Quarter                 $3.56                  $2.38
          4th Quarter                 $3.50                  $1.31

            1996
            ----
          1st Quarter                 $4.00                  $2.50
          2nd Quarter                 $4.63                  $2.38
          3rd Quarter                 $4.00                  $2.13
          4th Quarter                 $3.75                  $2.38


The closing price for the Common Stock on February 13, 1998 was $1.50. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The number of stockholders of record as of December 31, 1997 was 284, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 2,350.

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


Summary of Operations
                                                         Years Ended December 31,
                    ----------------------------------------------------------------------------------------
                                   1997/(1)/       1996/(2)/         1995            1994            1993
                                   ----            ----              ----            ----            ----
 Revenues                       $ 25,769,509   $  12,919,594   $   8,033,698   $   6,134,577   $   4,714,752
 Costs and expenses               28,885,818      15,689,306      10,279,694      10,503,989       9,879,694
 Interest, net                       210,573         170,783         169,972         111,659         216,696
 Equity in loss of
   joint venture                    (210,497)        (52,629)        (93,437)              -               -
 Other, net                           26,047           7,601          16,961               -               -
                                ------------   -------------   -------------   -------------   -------------
 Net loss                         (3,090,186)     (2,643,957)     (2,152,500)     (4,257,753)     (4,948,246)
 Preferred stock
   dividends                               -         (36,458)       (233,333)              -               -
                                ------------   -------------   -------------   -------------   -------------
 Net loss applicable to
   Common Stock                  ($3,090,186)   ($ 2,680,415)   ($ 2,385,833)   ($ 4,257,753)   ($ 4,948,246)
                                ============   =============   =============   =============   =============

 Basic and diluted net
   loss per share applicable
   to Common Stock                    ($0.15)         ($0.24)         ($0.31)         ($0.57)         ($0.79)
                                      =======         ======          =======         =======         =======


Summary of Financial Position

                                                December 31,
                      ------------------------------------------------------------------

                           1997/(1)/    1996/(2)/      1995         1994        1993
                          -----------  -----------  -----------  ----------  -----------
Total assets              $42,727,012  $12,716,624   $8,585,233  $6,704,806  $11,945,079
Working capital             8,099,057    7,094,266    4,934,700   3,628,377    8,204,251
Long-term obligations          12,671       42,176       60,951     177,704      298,709
Redeemable convertible
  Preferred Stock                   -            -    1,728,621           -            -
Stockholders' equity       33,992,254   10,047,233    4,863,357   5,400,207    9,694,715

/(1)/ The financial data for 1997 includes the results of operations of FMI (acquired April 10, 1997) from the date of acquisition.
/(2)/ The financial data for 1996 includes the results of operations of MWR (acquired February 9, 1996) from the date of acquisition.

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

On April 10, 1997 the Company acquired FMI, a full-service environmental consulting and engineering firm that is now operated as the Company's FMI Operations Group. Remediation services are FMI's core business and generate the greatest portion of FMI's revenues. The majority of FMI's work is eligible for reimbursement to its clients (or their lending banks) under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). Review of the PECFA claims by the Wisconsin Department of Commerce ("DCOM") and determination of any ineligible costs typically is not completed until one to three years after the expense has been incurred and paid by FMI's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. While not contractually obligated to do so, FMI has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by FMI which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA.

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

As a result of the acquisition of FMI in April 1997, the Company's results of operations during 1997 and 1996 are not directly comparable.

Results of Operations
---------------------

1997 Compared to 1996
---------------------

The Company reported revenues in 1997 of $25,769,509, an increase of 99% from 1996. The net loss applicable to common stock in 1997 increased 15% to $3,090,186, while the basic and diluted net loss per share was $0.15 compared to $0.24 in 1996. The decrease in basic and diluted net loss per share is due to an increase in the number of shares outstanding primarily from issuance of common stock in connection with the FMI acquisition and a related private placement.

Commercial revenues increased 112% to $23,044,622 from $10,892,871 in 1996 while revenues from corporate and government research and development contracts increased 34% to $2,724,887 from $2,026,723 in 1996. The increased commercial revenues are due primarily to the inclusion of sales of the Company's FMI Operations Group, acquired on April 10, 1997. Increased commercial remediation revenues more than offset decreased revenues from the Company's pollution control business. The Company recognized significant revenues from a major biofilter project during 1996, when the project was completed. Revenues from remediation activities accounted for 98% of the Company's commercial revenues in 1997.

Revenues from corporate and government research and development contracts increased primarily due to the increased volume of Phase II Small Business Innovative Research Grants ("SBIR") the Company is actively working on. In 1997, the Company recorded initial revenues under a Phase I SBIR from the National Science Foundation, three Phase II SBIRs from the National Science Foundation, two Phase I and one Phase II SBIRs from the Department of Defense, as well as two other grants from the Department of Defense and the Department of Energy.

Total costs and expenses increased 84% to $28,885,818 in 1997 from $15,689,306 in 1996. The cost of commercial operations increased 74% to $16,799,454 due to increased revenue levels combined with the establishment of a $500,000 warranty reserve relating to systems and a $330,000 increase in reserve for bad debts to cover the write-off of certain uncollectible receivables of the MWR Operations Group. Research and development expenses increased 14% to $2,730,211 due to an increase in work under corporate and government research and development contracts. Marketing, general and administrative expenses increased 216% to $9,356,153 due primarily to expenses of the FMI Operations Group, amortization of goodwill associated with the FMI acquisition, severance related expenses associated with the resignation of the Company's former Chief Executive Officer, and increased marketing expenses associated with the Company's development programs. In 1996 the Company provided for a contract claim of $650,000 to cover the cost of repairing the biofiltration system the Company built for the Nylonge Corporation. The repairs to the system were completed and the system restarted in late 1996. While the ultimate responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However, there can be no assurance that any such recoveries will be attained.

Interest income increased 25% to $242,373 due primarily to the increased level of cash available for investment as a result of the Company's private placement of common stock in April 1997. Equity in loss of joint venture amounted to $210,497 in 1997 compared to $52,629 in 1996 due primarily to the Company's participation in the losses of the CVT America joint venture. On August 10, 1997, the Company acquired the remaining 50% of the venture, dissolved the venture and thereafter continued its operations.

1996 Compared to 1995
---------------------

The Company reported revenues in 1996 of $12,919,594, an increase of 61% from 1995. The net loss applicable to common stock in 1996 increased 12% to $2,680,415, while the basic and diluted net loss per share was $0.24 compared to $0.31 in 1995. The decrease in basic and diluted net loss per share was due to a greater number of shares outstanding resulting from the issuance of Common Stock in May 1996.

Commercial revenues increased 82% to $10,892,871 from $5,971,278 in 1995 while revenues from corporate and government research and development contracts decreased 2% to $2,026,723 from $2,062,420 in 1995. The increase in commercial revenues was due primarily to revenues of approximately $3.4 million from the Company's MWR subsidiary that was acquired in February 1996 combined with increased systems sales of approximately $1.6 million by the Company's Commercial Air Group related to the ABTco biofilter project. Revenues from remediation activities accounted for 81% of the Company's commercial revenues during 1996.

Revenues from corporate and government research and development contracts decreased slightly from 1995 as revenues from numerous new projects partially offset the loss of revenues due to the conclusion in December 1995 of PCB work the Company performed for the Texas Eastern Transmission Corporation. The Company's Phase II SBIR, Phase II Department of Defense SBIR and Phase II National Science Foundation SBIR all contributed significantly to 1996 results. The Company also recorded initial revenues in 1996 under a new Phase I grant from the Department of Energy, a new Phase I grant from the National Science Foundation and a new Phase II grant from the Department of Defense.

Total costs and expenses increased 53% to $15,689,306 in 1996 from $10,279,694 in 1995, due primarily to the increased cost of commercial services and products associated with the higher revenue levels. The cost of commercial operations increased 89% to $9,676,960 due to higher revenue levels, a greater proportion of which were attributable to lower margin systems sales. Research and development expenses decreased 2% to $2,403,566. Marketing, general and administrative expenses increased 10% to $2,958,780 due largely to the increased amortization of intangible assets associated with the acquisition of MWR in February 1996, increased legal expenses associated with patent applications and the growth of the Company offset by a decrease in marketing expenses due primarily to reduced personnel related costs combined with other cost reduction efforts. In January 1996, a biofiltration system installed by the Company for the Nylonge Corporation suffered a shutdown, which the Company believes was primarily caused by a failure of internal grating material supplied by third parties. Throughout 1996 the Company investigated the cause of the failure, redesigned the internal grating and rebuilt and restarted the system at a cost of approximately $650,000. While the ultimate responsibility for these expenses has not yet been determined, the Company is actively pursuing reimbursement of these expenses from third parties. However, there can be no assurance that any such recoveries will be attained.

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

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services and sales of biological degradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At December 31, 1997 the Company had cash and cash equivalents of $4,863,658 and working capital of $8,099,057. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents increased $249,596 from December 31, 1996 to December 31, 1997 as proceeds from the issuance of common stock of $15,713,376 more than offset cash utilized in connection with the acquisition of FMI of $13,574,197, cash used by operations of $1,075,685 (including $610,857 to pay FMI accounts payable that were assumed by the Company as part of the FMI acquisition), cash invested in and advanced to CVT America of $304,770 and capital expenditures of $557,635. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At December 31, 1997, unbilled revenue was $2,437,649 higher than at December 31, 1996 due primarily to the increased revenue levels resulting from the FMI acquisition.

Accounts receivable increased by $3,876,714, prepaid expenses increased by $342,019 and accounts payable increased by $2,113,558 from December 31, 1996 to December 31, 1997 primarily due to the acquisition of FMI. Accrued expenses and other liabilities increased by $1,170,404 in the same period primarily due to
the acquisition of FMI combined with accrued severance related expenses.   On
December 31, 1997 the Company had $2,577,218 in reserve for claim adjustments and warranties, $1,919,660 of which is available with respect to potential PECFA claim adjustments related to approximately $53 million in unsettled PECFA submittals and $657,558 of which is available with respect to potential systems warranty claims and other contract issues.

It is anticipated that the Company's currently available cash and cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for the foreseeable future.

Other Matters
-------------

As of December 31, 1997, the Company had a net operating loss carryforward of approximately $21,000,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2012. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

The Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial statements. The Company will adopt SFAS 130 for the year ending December 31, 1998.

Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 changes current financial statement disclosure requirements for pension and other postretirement benefit plans. SFAS 132 does not, however, change the measurement or recognition provisions of existing accounting standards. Management does not believe that the future adoption of SFAS 132 will have a material effect on the Company's financial statements. The Company will adopt SFAS 132 for the year ending December 31, 1998.

The Company believes that its financial and operational systems, with limited modifications, will function properly with respect to dates in the year 2000 and thereafter. The Company estimates that the costs associated with the Year 2000 issue will be insignificant and as such will not have a material impact on the Company's financial position or operating results. However, there is no assurance that our customers or vendors will not have Year 2000 problems which will affect us.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                 ----------------------------------------
                                                                                      1997                        1996
                                                                                 ------------                ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  4,863,658                $  4,614,062
  Accounts receivable, net of allowance for doubtful
        accounts of $605,963 in 1997 and $245,138 in 1996                           6,977,161                   3,100,447
  Unbilled revenue                                                                  4,213,653                   1,776,004
  Inventory                                                                           248,712                      55,027
  Prepaid expenses and other current assets                                           517,960                     175,941
                                                                                 ------------                ------------
      Total current assets                                                         16,821,144                   9,721,481

Property and equipment, net                                                         1,757,577                     922,320
Restricted cash                                                                       309,300                     309,300
Investment in and advances to joint venture                                            87,648                     228,934
Intangible assets, net                                                             23,488,607                   1,348,677
Other assets                                                                          262,736                     185,912
                                                                                 ------------                ------------
      Total assets                                                               $ 42,727,012                $ 12,716,624
                                                                                 ============                ============

LIABILITIES
Current liabilities:
  Accounts payable                                                               $  3,449,512                $  1,335,954
  Accrued expenses and other liabilities                                            1,948,215                     777,811
  Reserve for claim adjustments and warranties                                      2,577,218                     178,075
  Deferred revenue                                                                    730,365                     312,784
  Current portion of note payable                                                                                   4,287
  Current portion of capital lease obligations                                         16,777                      18,304
                                                                                 ------------                ------------
      Total current liabilities                                                     8,722,087                   2,627,215

Deferred rent                                                                                                      12,222
Capital lease obligations, net of current portion                                      12,671                      29,954
                                                                                 ------------                ------------
      Total liabilities                                                             8,734,758                   2,669,391
                                                                                 ------------                ------------

Commitments and contingencies (see Note 13)

STOCKHOLDERS' EQUITY
Common stock, 23,354,335 and 12,931,940 shares issued
  at December 31, 1997 and 1996, respectively                                         233,543                     129,319
Additional paid-in capital                                                         58,856,844                  31,925,861
Accumulated deficit                                                               (25,092,183)                (22,001,997)
Less:  Treasury stock, at cost                                                         (5,950)                     (5,950)
                                                                                 ------------                ------------
      Total stockholders' equity                                                   33,992,254                  10,047,233
                                                                                 ------------                ------------

      Total liabilities and stockholders' equity                                 $ 42,727,012                $ 12,716,624
                                                                                 ============                ============


The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31,
                                                                   -----------------------------------------------------------------
                                                                          1997                 1996                    1995
                                                                   ----------------      ---------------        --------------------
Revenues:
    Commercial operations                                              $23,044,622          $10,892,871              $5,971,278
    Research and development services                                    2,724,887            2,026,723               2,062,420
                                                                   ----------------      ---------------        ----------------

      Total revenues                                                    25,769,509           12,919,594               8,033,698
                                                                   ----------------      ---------------        ----------------

Cost of commercial operations                                           16,799,454            9,676,960               5,126,901
Provision for contract claim                                                                    650,000
Research and development costs                                           2,730,211            2,403,566               2,459,580
Marketing, general and administrative expenses                           9,356,153            2,958,780               2,693,213
                                                                   ----------------      ---------------        ----------------

      Total costs and expenses                                          28,885,818           15,689,306              10,279,694
                                                                   ----------------      ---------------        ----------------

Other income (expense):
    Interest income                                                        242,373              193,776                 201,130
    Interest expense                                                       (31,800)             (22,993)                (31,158)
    Equity in loss of joint venture                                       (210,497)             (52,629)                (93,437)
    Other, net                                                              26,047                7,601                  16,961
                                                                   ----------------      ---------------        ----------------
        Other income, net                                                   26,123              125,755                  93,496
                                                                   ----------------      ---------------        ----------------

Net loss                                                                (3,090,186)          (2,643,957)             (2,152,500)

Preferred stock dividends                                                                       (36,458)               (233,333)
                                                                   ----------------      ---------------        ----------------

Net loss applicable to Common Stock                                    ($3,090,186)         ($2,680,415)            ($2,385,833)
                                                                   ================      ===============        ================


Basic and diluted net loss per share applicable
    to Common Stock                                                         ($0.15)              ($0.24)                 ($0.31)
                                                                   ================      ===============        ================

Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                                      20,041,958           11,374,922               7,669,639
                                                                   ================      ===============        ================

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 1997, 1996 and 1995


                                                       Common Stock          Additional                           Treasury Stock
                                                -------------------------     Paid-in         Accumulated     ----------------------
                                                  Shares         Amount       Capital           Deficit         Shares       Amount
                                                ------------  -----------  ---------------  ---------------   ---------  -----------
Balance at December 31, 1994                     7,544,750      $ 75,447     $22,266,459     ($16,935,749)     (59,500)     ($5,950)

Net loss                                                                                       (2,385,833)
Conversion of Convertible
  Preferred Stock                                1,400,000        14,000       1,697,121
Issuance of Common Stock for
  interest in joint venture                         58,140           582         124,418
Exercise of stock options                           46,570           466          12,396
                                               -----------      --------     -----------     ------------      -------      -------
Balance at December 31, 1995                     9,049,460      $ 90,495     $24,100,394     ($19,321,582)     (59,500)     ($5,950)

Net loss                                                                                       (2,680,415)
Conversion of Convertible
  Preferred Stock                                1,400,000        14,000       1,714,621
Issuance of Common Stock for cash                2,000,000        20,000       4,587,984
Issuance of Common Stock to
  acquire MWR, Inc.                                456,500         4,565       1,506,450
Exercise of stock options                           25,980           259          16,412
                                               -----------      --------     -----------     ------------      -------      -------
Balance at December 31, 1996                    12,931,940      $129,319     $31,925,861     ($22,001,997)     (59,500)     ($5,950)

Net loss                                                                                       (3,090,186)
Issuance of Common Stock to
  Warburg, Pincus Ventures, L.P.
  for cash                                       6,095,238        60,952      15,652,424
Issuance of Common Stock to
  acquire Fluid Management, Inc.                 4,190,477        41,905      10,958,097
Issuance of Common Stock to
  acquire remaining interest in
  joint venture                                    100,000         1,000         264,600
Exercise of stock options                           36,680           367          55,862
                                               -----------      --------     -----------     ------------      -------      -------
Balance at December 31, 1997                    23,354,335      $233,543     $58,856,844     ($25,092,183)     (59,500)     ($5,950)
                                               ===========      ========     ===========     ============      =======      =======

Preferred Stock:  Authorized 2,000,000 shares, par value $.01 per share.  No preferred shares issued or outstanding at December 31, 1996 and 1997.
Common Stock:  Authorized 50,000,000 shares, par value $.01 per share.










The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                              ------------------------------------------------------
                                                                                    1997              1996                1995
                                                                              ---------------    --------------    ----------------
Cash flows from operating activities:
  Net loss                                                                       ($3,090,186)      ($2,643,957)        ($2,152,500)
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization                                                  1,826,595           992,697             574,183
    Provision for doubtful accounts                                                  861,223            84,800              60,000
    Equity in loss of joint venture                                                  210,497            52,629              93,437
    Other                                                                              3,707            (8,521)             (1,941)

  Changes in operating assets and liabilities, net of the effect of acquisitions:
       Accounts receivable                                                            10,878          (850,546)            (12,759)
       Unbilled revenue                                                             (696,417)          107,213            (793,410)
       Prepaid expenses and other current assets                                    (184,631)          216,271             (42,621)
       Inventory                                                                       7,817            48,606             (44,430)
       Other assets                                                                  (76,824)           56,423             (20,410)
       Accounts payable                                                             (941,189)          182,942             349,877
       Accrued expenses and other liabilities                                        422,812            (7,380)             65,380
       Reserve for claim adjustments and warranties                                  164,573          (173,775)
       Deferred revenue                                                              405,460          (111,804)            347,978
                                                                              ---------------    --------------    ----------------
       Net cash used by operating activities                                      (1,075,685)       (2,054,402)         (1,577,216)
                                                                              ---------------    --------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                             (557,635)         (102,744)            (94,742)
   Investment in and advances to joint venture                                      (304,770)         (100,000)           (150,000)
   Direct costs relating to purchase of remaining 50% interest
       in joint venture                                                               (6,629)
   Acquisition of Fluid Management, Inc.                                         (13,574,197)
   Acquisition of MWR, Inc.                                                                         (1,332,000)
   Proceeds from sale of property and equipment                                       22,004             9,750               3,000
                                                                              ---------------    --------------    ----------------
       Net cash used in investing activities                                     (14,421,227)       (1,524,994)           (241,742)
                                                                              ---------------    --------------    ----------------

Cash flows from financing activities:
  Debt repayment                                                                      (4,287)           (4,333)             (4,002)
  Capital lease principal repayments                                                 (18,810)         (124,020)           (128,084)
  Net proceeds from exercise of stock options                                         56,229            16,671              12,862
  Net proceeds from issuance of Common Stock                                      15,713,376         4,607,984
  Net proceeds from issuance of Redeemable
       Cumulative Convertible Preferred Stock                                                                            3,457,242
  Expenses of converting 50% of Redeemable
       Cumulative Convertible Preferred Stock                                                                              (17,500)
  Cash dividends paid on Redeemable Cumulative
       Convertible Preferred Stock                                                                     (51,041)           (218,750)
                                                                              ---------------    --------------    ----------------
       Net cash provided by financing activities                                  15,746,508         4,445,261           3,101,768
                                                                              ---------------    --------------    ----------------

Net increase in cash and cash equivalents                                            249,596           865,865           1,282,810

Cash and cash equivalents at beginning of year                                     4,614,062         3,748,197           2,465,387
                                                                              ---------------    --------------    ----------------

Cash and cash equivalents at end of year                                          $4,863,658        $4,614,062          $3,748,197
                                                                              ===============    ==============    ================

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                  Year Ended December 31,
                                                                   ---------------------------------------------------
                                                                         1997             1996               1995
                                                                   ---------------   --------------    ---------------
Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                                                  $21,304          $23,041            $31,061
                                                                   ===============   ==============    ===============

  Cash paid for income taxes                                             $112,354           $2,110               $200
                                                                   ===============   ==============    ===============

Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------

 - The Company entered into capital lease obligations amounting to $48,932 and $42,924 for the years ended December 31, 1996 and 1995, respectively. No capital leases were entered into in 1997.

 - In April 1997, the Company acquired Fluid Management, Inc. for $12,187,531 in cash and 4,190,477 shares of Common Stock valued at $11,000,002. In connection with the acquisition, the Company also paid $1,386,666 of FMI's outstanding debt.

 - In February 1996, the Company acquired MWR, Inc. for $1,332,000 in cash and 456,500 shares of Common Stock valued at $1,511,015.

 - In December 1995, there was a voluntary conversion of 140,000 shares of Series C Convertible Preferred Stock into 1,400,000 shares of Common Stock. In May 1996, there was a voluntary conversion of the remaining 140,000 shares of Series C Convertible Preferred Stock into 1,400,000 shares of Common Stock.

 - In May 1995, the Company and nv VAM of the Netherlands formed a joint venture, CVT America, L.L.C. For its 50% interest, the Company paid $48,250 in cash and issued 58,140 shares of Envirogen common stock to VAM valued at $125,000. In August 1997, the Company purchased the 50% interest held by VAM in CVT America for 100,000 shares of Common Stock valued at $265,600 and incurred direct costs associated with the acquisition of $6,629.



The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              ------------------

1.   Business and Organization
     -------------------------

     Envirogen, Inc. ("Envirogen") is an environmental biotechnology company engaged in the development and design of advanced biological systems to treat and degrade hazardous wastes. The Company has also been engaged in commercial remediation activities through internal operations as well as through Wisconsin-based Fluid Management, Inc. ("FMI") that was acquired by the Company on April 10, 1997 and through MWR, Inc. ("MWR") of Lansing, Michigan, a wholly-owned subsidiary that was acquired on February 9, 1996 (see Note 3). On August 8, 1997, the Company purchased the 50% interest held by nv VAM ("VAM") in CVT America L.L.C., a joint venture between VAM and the Company. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter (see Note
     3).

     While the activities of FMI and MWR are principally commercial remediation, a significant portion of the activities of Envirogen to date have been related to research with corporate and governmental sponsors and the determination of the feasibility of designed and advanced biological systems to treat and degrade hazardous wastes. Certain of Envirogen's bioremediation systems will require substantial additional research, development and testing to determine their commercial viability and will require significant additional financing. The Company is subject to a number of other risks similar to those of other companies in similar stages of development, including but not limited to short operating history, losses to date, future capital needs, dependence on key personnel, competition, risk of technological obsolescence, governmental regulations and approvals and limited manufacturing and marketing capabilities.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation

     The consolidated financial statements include the accounts of FMI and MWR. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method. All material intercompany balances and transactions are eliminated in consolidation.

     Reclassifications

     Certain reclassifications have been made to conform prior year's presentation with the 1997 financial statement presentation.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the preparation of these financial statements include provisions made for doubtful accounts, reserve for claim adjustments and warranties and amortization periods for intangibles.

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             ---------------------

     Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     Inventory

     Inventories, which consist of components used to assemble a variety of systems offered for sale by the Company, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

     Property and Equipment

     Property and equipment is recorded at cost and consists primarily of office, laboratory and field equipment and leasehold improvements. Leasehold improvements are amortized over the shorter of the terms of the related leases or the estimated useful lives of the assets. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the assets which range from three to seven years. Gains and losses on disposals are recognized in the year of disposal. Repair and maintenance expenditures are expensed as incurred; significant renewals and betterments are capitalized. Property and equipment leased under capital leases are capitalized at the lower of the present value of minimum lease payments or the fair value of the leased property.

     Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

     Reserve for Claim Adjustments and Warranties

     The Company provides for potential amounts it could repay to customers related to remediation performed under the State of Wisconsin Petroleum Environmental Cleanup Act ("PECFA"). At December 31, 1997 the Company had $1,919,660 in reserve with respect to potential PECFA claim adjustments related to approximately $53 million in unsettled submittals.

     The Company also has $657,558 in reserve at December 31, 1997 with respect to potential systems warranty claims and other contract issues, the majority of which are expected to be settled in 1998. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises.

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

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              -------------------

     Deferred Rent

     The Company has received rent abatements for limited periods in connection with the lease for certain office and laboratory space. Costs associated with this lease recorded on a straight-line basis over the full lease term resulted in deferred rent liability of $12,222 at December 31, 1996. The lease term expired in 1997.

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

     Balances billed but not paid by customers pursuant to retainage provisions in contracts will be due upon completion of the contracts and acceptance by the owner. The retainage balance at December 31, 1997 of $76,525 is expected to be collected within the next 12 months.

     An allowance for doubtful accounts has been established based on management's assessment of the collectibility of all amounts billed and unbilled (including amounts subject to retainage) as of December 31, 1997.

     Research and Development

     All costs relating to research and development activities are expensed as incurred.

     Per Share Data

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") to calculate net loss per share applicable to common stock. All prior periods presented have been retroactively restated to conform to the SFAS 128 requirements. SFAS 128 requires the presentation of basic and diluted per share amounts.
     Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 3,790,579, 3,139,409 and 2,428,524 shares of common stock that were outstanding at December 31, 1997, 1996 and 1995, respectively, and 140,000 shares of Series C Convertible Preferred Stock convertible into

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             ---------------------

     1,400,000 shares of common stock that were outstanding at December 31, 1995 were not included in diluted per share calculations, as their effect would be antidilutive.

     Impact of the Future Adoptions of Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. Management does not believe that the future adoption of SFAS 130 will have a material effect on the Company's financial statements. The Company will adopt SFAS 130 for the year ending December 31, 1998.

     Also in June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a business enterprise report certain information about operating segments, products and services, geographic areas of operation and major customers in complete sets of financial statements and in condensed financial statements for interim periods. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of the standard.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 changes current financial statement disclosure requirements for pension and other postretirement benefit plans. SFAS 132 does not, however, change the measurement or recognition provisions of existing accounting standards. Management does not believe that the future adoption of SFAS 132 will have a material effect on the Company's financial statements. The Company will adopt SFAS 132 for the year ending December 31, 1998.

3.   Business Acquisitions
     ---------------------

     On April 10, 1997, the Company acquired Fluid Management, Inc. of Pewaukee, Wisconsin for approximately $12.2 million in cash and 4,190,477 shares of the Company's common stock valued at $11,000,002. In connection with the acquisition, the Company also paid approximately $1.4 million of FMI's outstanding debt. A portion of the purchase price is being held in escrow to satisfy the sellers' indemnification obligations under the Merger Agreement. FMI is a full-service environmental consulting and engineering firm with offices in Pewaukee, La Crosse, Ashwaubenon and Mosinee, Wisconsin and Geneva, Illinois. FMI was merged into the Company and the acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $22,877,482 and is being amortized over 20 years.

     On August 8, 1997, the Company issued 100,000 shares of common stock valued at $265,600 to nv VAM in exchange for the transfer by VAM to the Company of
     (i) VAM's 50% ownership interest in CVT America L.L.C. (a joint venture between the Company and VAM) and (ii) certain patents and proprietary technology related to the biological treatment of chemical contaminants in air streams. The Company also incurred $6,629 in direct costs associated with the acquisition. The acquisition, which has been accounted for under the purchase method of accounting, resulted in goodwill of $323,340 which is being amortized over ten years. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter.

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               -----------------

     On February 9, 1996, the Company purchased all of the outstanding capital stock of MWR, Inc. for approximately $2,843,000. The purchase price included 456,500 shares of Company Common Stock valued at approximately $1,511,000. MWR is a provider of in situ remediation services with particular expertise in soil vapor extraction. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $1,063,615 and a covenant not to compete of $232,000. These intangibles are being amortized over ten and five years, respectively.

     The operating results of the acquisitions are included in the Company's consolidated results of operations from the dates of acquisition. The following pro forma financial information assumes the acquisitions occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                              Year Ended          Year Ended
                                          December 31, 1997   December 31, 1996
                                              (Unaudited)         (Unaudited)
                                          ------------------  ------------------

     Net revenues                            $  32,292,697       $34,022,818
     Net loss                                 ($ 1,994,228)        ($ 23,383)
     Basic and diluted net loss per share
      applicable to Common Stock                  ($  0.09)          ($ 0.00)

4.   Significant Fourth Quarter Adjustments
     --------------------------------------

     During the fourth quarter of 1997, the Company recorded approximately $1.2 million of adjustments which had a negative impact on the Company's operations, including warranty reserves associated with systems of $490,000 and severance-related expenses of $369,000.

5.   Property and Equipment
     ----------------------

     Property and equipment, net at December 31, 1997 and 1996 consisted of the following:

                                                       1997            1996
                                                    ----------      ----------
     Computer equipment                             $  739,271      $  283,624
     Acquired computer software                        210,000         210,000
     Vehicles                                           42,300
     Laboratory and field equipment                  2,038,718       1,650,326
     Equipment and vehicles under
      capital leases                                   598,975         598,975
     Furniture and office equipment                    564,895         278,551
     Leasehold improvements                            565,822         542,030
     Construction in progress                          359,683          12,839
                                                    ----------      ----------
                                                     5,119,664       3,576,345
     Less: Accumulated depreciation and
      amortization                                   3,362,087       2,654,025
                                                    ----------      ----------
                                                    $1,757,577      $  922,320
                                                    ==========      ==========

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             --------------------

     Accumulated amortization on equipment under capital leases amounted to $497,855 and $397,524 at December 31, 1997 and 1996, respectively.
     Depreciation and amortization expense amounted to $765,703, $797,049 and $569,590 for the years ended December 31, 1997, 1996 and 1995, respectively. No interest has been capitalized in 1997, 1996 or 1995.

6.   Restricted Cash
     ---------------

     At December 31, 1997 and 1996, the Company had $309,300 of restricted cash classified as a non-current asset. These funds serve as collateral on a performance bond for a major contract.

7.   Intangible Assets
     -----------------

     Intangible assets, net at December 31, 1997 and 1996 consisted of the following:

                                            1997         1996
                                         -----------   ----------
     Goodwill                            $24,309,182   $1,108,361
     Patents                                 222,611      222,611
     Covenant not to compete                 232,000      232,000
     Other                                                  8,928
                                         -----------   ----------
                                          24,763,793    1,571,900
     Less:  Accumulated amortization       1,275,186      223,223
                                         -----------   ----------
                                         $23,488,607   $1,348,677
                                         ===========   ==========

     Amortization expense for intangible assets amounted to $1,060,891, $195,648 and $4,593 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   Accrued Expenses and Other Liabilities
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 1997 and 1996 consisted of the following:

                                                     1997           1996
                                                  ----------      --------
     Salaries, benefits and payroll taxes         $  927,804      $279,933
     Taxes                                           429,540       417,618
     Severance                                       322,050
     Other                                           268,821        80,260
                                                  ----------      --------
                                                  $1,948,215      $777,811
                                                  ==========      ========

9.   Income Taxes
     ------------

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax assets due to the uncertainty of realization. The change in the valuation allowance for the year ended December 31, 1997 was an increase of $3,186,626.

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               -----------------

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


                                              1997                  1996
                                          Deferred Tax          Deferred Tax
                                      Assets (Liabilities)  Assets (Liabilities)
                                      --------------------  --------------------
     Accrued liabilities                   $ 1,248,537           $   216,702
     Contract reserve                           34,000                60,546
     Deferred rent                                                     4,155
     Depreciation                               30,274               266,502
     Amortization                               67,143               (41,769)
     Bad debts                                 206,027                69,615
     Partnership interest                       29,580               (18,243)
     Net operating loss - federal            7,274,556             6,613,615
     State taxes                             2,865,093             1,397,461
     Tax credits                               297,187               297,187
                                           -----------           -----------
                       Total                12,052,397             8,865,771
     Valuation allowance - federal          (9,187,304)           (7,468,310)
     Valuation allowance - state            (2,865,093)           (1,397,461)
                                           -----------           -----------
     Total deferred taxes                  $         0           $         0
                                           ===========           ===========

     As of December 31, 1997, the Company had a net operating loss carryforward of approximately $21,000,000 for Federal income tax purposes which is available to offset future taxable income, if any, between the years 1998 and 2012. The timing and manner in which these losses may be utilized are limited to approximately $1,700,000 per year based on preliminary calculations of ownership changes to date under Internal Revenue Code
     Section 382.

10.  Common Stock
     ------------

     On April 10, 1997, the Company issued 6,095,238 shares of common stock to Warburg, Pincus Ventures, L.P. ("Warburg Pincus") resulting in net proceeds of $15,713,376. The net proceeds from the financing were used to fund the cash portion of the Fluid Management, Inc. acquisition and to supplement the working capital of the combined enterprise. An officer of Warburg Pincus was elected to the Company's Board of Directors at its 1997 annual meeting.

     On May 24, 1996, the Company successfully completed the private placement of 2,000,000 shares of Common Stock resulting in net proceeds of $4,607,984. Allen & Company Incorporated ("Allen & Company"), a principal stockholder of the Company, acted as the placement agent. An officer of Allen & Company is also a director of the Company.

     Preferred Stock
     ---------------

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

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              -------------------

     (16,000), Seymour L. Meisel (10,000) and Robert C. Miller (10,000). The shares of Preferred Stock were convertible at the option of each holder at a conversion rate of ten shares of Common Stock for each share of Preferred Stock and were subject to mandatory conversion in April 1997 upon the fulfillment of certain conditions. Quarterly dividends on the Preferred Stock were payable at a rate of $.625 per share per annum. The Preferred Stock was redeemable by the holders if certain financial covenants were not met. The Company was in compliance with all covenants at December 31, 1995. On December 28, 1995, Preferred Stockholders voluntarily converted 50% of their shares of Preferred Stock into 1,400,000 shares of Common Stock, and in consideration of such voluntary conversion, a special dividend of $116,667 was paid. In May 1996, the remainder of the Preferred Stock was voluntarily converted into an additional 1,400,000 shares of Common Stock. Regular Preferred Stock dividends of $36,458 and $116,666 were recognized in 1996 and 1995, respectively. In 1997, the shares of Common Stock issued upon conversion of the Preferred Stock were registered with the Securities and Exchange Commission for resale by the holders thereof.

11.  Options and Warrants
     --------------------

     In April 1990, the Company adopted the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Plan") which expires in March 2000.
     Under the amended terms of the Plan, the Company's Stock Option Committee is authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 3,500,000 shares of Common Stock. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 1997, there were 1,045,180 additional options available for grant under the Plan.

     In May 1993, the Company adopted the 1993 Directors' Non-Qualified Stock Option Plan (the "1993 Plan") which expires in May 2003. Under the amended terms of the 1993 Plan, an option to purchase 15,000 shares of Common Stock shall be automatically granted to each new Non-Employee Director on the day the Non-Employee Director is first elected as a member of the Board of Directors. Thereafter, an option to purchase 5,000 shares of Common Stock shall be granted on June 1 of each year to each Non-Employee Director who is elected at subsequent annual meetings of stockholders, except that the Chairman of the Board shall be granted an option to purchase 7,500 instead of 5,000 shares of Common Stock. Non-Employee Directors who are not initially elected at an Annual Meeting of Stockholders will receive a pro rata portion of 5,000 shares (or 7,500 shares with respect to the Chairman of the Board) of Common Stock based on the number of full months remaining from the date of election until the next Annual Meeting of Stockholders divided by twelve. Any fractional shares resulting from such calculation shall be rounded up to the nearest whole number. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 1997, there were 145,335 additional options available for grant under the 1993 Plan.

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

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              -------------------

     Generally, options granted become exercisable at a rate of 20% per annum from the date of grant, and the option price may not be less than 100% and 75% of the fair market value on the date of grant for ISOs and NQSOs, respectively. The annual Non-Employee Director grants vest at the end of the first year of grant.

     Following is a summary of the stock option transactions for 1995, 1996 and 1997:


                                                      Weighted                     Weighted
                                                       Average                      Average
                                         Number of     Exercise                   Fair Value
                                          Shares      Price Per      Option       per Option
                                        Outstanding     Share      Price Range      Granted
                                        -----------   ---------    -----------    ----------
     Balance December 31, 1994            569,770       $3.04     $0.20 - $ 7.50
     Granted                              391,750       $2.02                        $1.25
     Forfeited                         (  106,000)      $5.04
     Exercised                         (   46,570)      $0.28
                                        ---------
     Balance December 31, 1995            808,950       $2.44     $0.20 - $ 7.25
                                        ---------
     Granted                              779,665       $3.17                        $1.96
     Forfeited                         (   31,300)      $3.31
     Exercised                         (   25,980)      $0.64
                                        ---------
     Balance December 31, 1996          1,531,335       $2.83     $0.20 - $ 7.25
                                        ---------
      Granted                           1,375,250       $2.61                        $1.34
      Forfeited                        (  564,400)      $2.99
      Exercised                        (   36,680)      $1.53
                                        ---------
     Balance December 31, 1997          2,305,505       $2.68     $0.20 - $ 7.25
                                        =========

     Exercisable at December 31, 1994     180,980       $2.37
     Exercisable at December 31, 1995     207,360       $2.36
     Exercisable at December 31, 1996     333,770       $2.56
     Exercisable at December 31, 1997     558,105       $2.79


     The weighted average remaining contractual lives of outstanding options at December 31, 1997 was approximately 8.12 years.

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

                                           1997          1996          1995
                                       ------------  ------------  ------------

     Pro forma net loss applicable
       to Common Stock                 ($3,561,695)  ($3,031,940)  ($2,449,400)
     Pro forma basic and diluted
       net loss per share applicable
       to Common Stock                      ($0.18)       ($0.27)       ($0.32)

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              -------------------

     As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

     The pro forma compensation expense of $471,509, $351,525 and $63,567 for 1997, 1996 and 1995, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                          1997          1996          1995
                                       ----------    ----------    ----------
     Dividend yield                          0             0             0
     Expected volatility                  40.6%         41.9%         45.3%
     Risk free interest rate              6.39%         6.53%         6.28%
     Expected option lives                6.5 years     6.5 years     6.5 years

     In October 1993, the Company completed a public offering of 1,500,000 units, each unit consisted of one share of Common Stock and a warrant to purchase one-half of one share of Common Stock for $5.20 per full share subject to adjustment. The warrants are exercisable for five years.

     In October 1993, the Company also issued 790,148 redeemable Common Stock Purchase Warrants. Each warrant entitles the holder to purchase one-half of one share of Common Stock for $5.20 per full share subject to adjustment. The warrants are exercisable for five years.

     In May 1996, the Company issued warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share, including warrants to purchase 150,000 shares to a principal stockholder. The warrants expire seven years from date of issuance. See
     Note 14 for additional information regarding the Company's other warrants.

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

13.  Commitments and Contingencies
     -----------------------------

     Leases

     The Company is party to various operating leases relating to office, laboratory and pilot plant facilities, as well as vehicles and office equipment. All leases expire prior to 2005. The leases include escalation clauses and require that the Company pay for certain operating costs. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. The Company also has capitalized leases consisting principally of leases for office and laboratory equipment.

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                              -------------------

 Future minimum payments under capital and noncancelable operating leases consisted of the following at December 31, 1997:

                                             Capital           Operating
                                              Leases            Leases
                                            ---------         -----------
          1998                               $ 19,146         $1,626,611
          1999                                  9,048          1,401,030
          2000                                  5,527          1,024,017
          2001                                      -            753,033
          2002                                      -            730,515
          Thereafter                                -            804,789
                                             --------         ----------
          Total minimum lease payments         33,721         $6,339,995
          Less amount representing                            ==========
           interest                          (  4,273)
                                             --------
          Present value of net minimum
           capital lease payments            $ 29,448
                                             ========

     Rent expense for operating leases was $1,389,345, $700,985 and $557,361 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     The Company has granted a customer, exclusively for its own operations, an irrevocable, non-exclusive, nontransferable license to use all presently existing and any future technology that the Company may own relating to PCB remediation and that it is not otherwise subject to restrictions imposed by third parties. With certain limited exceptions, the Company is required to pay the customer a royalty based on gross revenues received by the Company from the utilization of any jointly-owned technology or any PCB-related remediation technology owned, developed or obtained by the Company. The maximum aggregate royalty payable to the customer by the Company under the technology agreement may not exceed the development funding received by the Company from the customer. The customer provided no additional funding in 1997. At December 31, 1997, the Company had no obligations under the royalty agreement and had received development funding from the inception of the development work in 1990 of approximately $3,523,000.

     Litigation

     The Company is currently involved in litigation relating to services previously provided at a customer site. This customer, against whom the Company filed suit to recover amounts due for work performed, filed a counter-claim against the Company for breach of contract, declaratory relief and interpleader. No specific damages have been claimed by this customer and, at the

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           ------------------------



     present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

     The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, all such pending claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the Company's results of operations, cash flows or financial position.

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

14.  Related Party Transactions
     --------------------------

     In April 1995, a principal stockholder of the Company acted as the placement agent for the Company's private placement of 280,000 shares of Series C Convertible Preferred Stock. An officer of the placement agent is also a director of the Company. The placement agent received warrants to purchase 140,000 shares of Common Stock at an exercise price of $1.25 per share. The warrants expire five years from date of issuance. See Note 10 for additional information on related parties who purchased Preferred Stock in the private placement. In April 1995, the Company entered into a two-year financial advisory agreement with the placement agent and agreed to pay an annual fee of $100,000.

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

     In December 1996, the Company engaged a principal stockholder to provide financial advisory services, including the preparation and delivery of an opinion to the Company's Board of Directors regarding the fairness, from a financial point of view, of the terms of the acquisition of FMI and related private placement to Warburg Pincus (see Notes 3 and 10). The Company agreed to pay the stockholder $250,000. An officer of the stockholder is also a director of the Company.

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           ------------------------



15.  Employee Benefits
     -----------------

     The Company sponsors a combined 401(k) employee savings and retirement plan and profit sharing plan covering all employees, who are at least 21 years of age, with the exception of those employed by the FMI Operations Group. The Company's contribution expense related to the 401(k) savings plan was $83,488, $81,630 and $53,992 for the years ended December 31, 1997, 1996 and 1995, respectively. There was no contribution expense related to the profit sharing plan.

     The FMI Operations Group also has a 401(k) plan which provides for FMI employee salary deferral contributions. Substantially all FMI employees are eligible to participate in this Plan. No Company contributions have been made to this plan. The Company does not maintain other pension or postretirement benefit plans.

     Employees of the FMI Operations Group have a bonus plan which provides for 10% of FMI pre-tax profits to be distributed to FMI employees. The Company's expense related to the FMI bonus plan was $325,125 for the year ended December 31, 1997.

     In 1995 the Company maintained an Executive Bonus Plan. The plan was administered by the compensation committee, which set the performance targets for the year and authorized bonuses to the extent to which those targets were met. The Company incurred no expense relating to the plan during 1995.

16.  Concentration of Credit Risk/Other
     ----------------------------------

     The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. The Company also provides a reserve for bad debts for accounts receivable where there is a possibility of loss.

     The Company maintains demand deposits with two major banks and money market accounts with three financial institutions. At December 31, 1997 and 1996, substantially all of the Company's cash and cash equivalents were held in these money market accounts.

     The Company earns revenues under contracts for various federal government agencies. Revenue recognized under these contracts for the years ended December 31, 1997, 1996 and 1995 was $2,103,243, $1,417,059 and $834,818,
     respectively. These revenues are primarily from research and development contracts.

17.  Industry Segment and Major Customer Data
     ----------------------------------------

     The Company's operations are conducted within one business segment. There are minimal revenues attributable to foreign customers. Customers comprising 10% or greater of the Company's revenues are summarized as follows:

                              1997  1996   1995
                              ----  -----  -----
               Customer A       -    12%     -
               Customer B       -     -     21%
               Customer C       -     -     10%

                                ENVIROGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           ------------------------



18.  Joint Ventures
     --------------

     On May 5, 1995, the Company and nv VAM of the Netherlands formed a joint venture, CVT America, L.L.C. ("CVT America"), to supply advanced biofiltration systems and services for the treatment of odors, air toxics and volatile organic contaminants to the air pollution control market in North and South America. Under the terms of the transaction, VAM transferred to CVT America substantially all of the assets, including a license agreement for the technology related to the biological treatment of chemical contaminants in air streams, of its wholly-owned subsidiary, CVT Air Technologies. For its 50% interest in CVT America, the Company paid $48,250 in cash and issued 58,140 shares of Envirogen common stock (valued at $125,000) to VAM and made an initial capital contribution to CVT America of $3,500. Additional capital contributions totaling $98,250 were made in the second half of 1995. In April 1996, the Company made an interest bearing loan of $100,000 to CVT America. The Company also entered into a sublicense agreement with CVT America for the technology licensed from VAM. The joint venture had an initial term of three years, subject to renewal. The difference between the carrying value and the underlying equity in the net assets was $87,687 at the inception of the joint venture. This difference was to be amortized over the initial three year term of the joint venture. During 1997 the Company advanced an additional $304,770 to CVT America. On August 8, 1997, the Company purchased VAM's 50% interest in CVT America for 100,000 shares of common stock valued at $265,600. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter (see Note 3).

     The Company obtained a 50% interest in Miller Environmental Technologies L.L.C. ("MET") when it acquired FMI on April 10, 1997. MET is jointly-owned by the Company and a subsidiary of a Milwaukee, Wisconsin based scrap metal recycler, which is one of the largest scrap metal recyclers in the United States. MET provides comprehensive environmental services to the scrap metal recycling industry throughout the United States. The service areas addressed by MET include soil and groundwater remediation, compliance management, air sciences and engineering, storage tank services and wastewater and storm water management. All of the consulting and engineering services delivered by MET are conducted by the Company through subcontracting arrangements. The Company also receives a monthly fee in the amount of $1,000 from MET for the provision of certain office and record keeping services. From April 10, 1997 through December 31, 1997, fees earned for providing services to MET amounted to $116,690 (including the monthly office and record keeping services fee).

19.  Supplementary Statement of Operations Information
     -------------------------------------------------

     Maintenance and repairs expense for the years ended December 31, 1997, 1996 and 1995 was $225,248, $79,325 and $44,356, respectively.

                                                                    Schedule II

                                 Envirogen, Inc.
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------------------
                                            Balance at        Charged to          Charged to                              Balance
                                            beginning          costs and       other accounts       Deductions           at end of
                   Description              of period          expenses           -describe        -describe (a)           period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:

     Allowance for doubtful accounts          $245,138        $512,225            $120,000 (b)      $271,400              $605,963
     Tax valuation allowance                 8,865,771       3,186,626                                                  12,052,397
     Reserve for claim adjustments
       and warranties                          178,075         930,783           1,802,743 (b)       334,383             2,577,218

Year ended December 31, 1996:

     Allowance for doubtful accounts          $131,381         $84,800             $46,000 (c)       $17,043 (c)          $245,138
     Tax valuation allowance                 8,029,507         836,264                                                   8,865,771
     Reserve for claim adjustments
       and warranties                           50,000         650,000             344,760 (c)       866,685               178,075

Year ended December 31, 1995:

     Allowance for doubtful accounts          $107,932         $60,000                               $36,551              $131,381
     Tax valuation allowance                 7,155,060         874,447                                                   8,029,507
     Reserve for claim adjustments
       and warranties                           50,000                                                                      50,000
------------------------------------------------------------------------------------------------------------------------------------

(a)  Actual write-offs
(b)  Balance in the financial statements of FMI, Inc. at acquisition
(c)  Balance in the financial statements of MWR, Inc. at acquisition

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirogen, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December
31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                    Coopers & Lybrand L.L.P.



Princeton, New Jersey
February 19, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 21, 1998 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Report.

1.   Financial Statements:
     ---------------------

     Consolidated Balance Sheets as of December 31, 1997 and 1996........  22

     Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995....................................  23

     Consolidated Statements of Changes in Stockholders' Equity for the
     years ended December 31, 1997, 1996 and 1995........................  24

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995....................................  25

     Notes to Consolidated Financial Statements..........................  27

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts..............................  41

     Report of Independent Accountants...................................  42

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

3.   Exhibits:
     ---------

     Exhibit No.         Description                                           Location
     ----------          -----------                                           --------
     2.1     Stock Purchase Agreement dated February 9, 1996 by and among
             ETG Environmental, Inc., MWR, Inc. and the Registrant...........  (6) (Exh. 2)

     2.2     Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith,
             Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt
             and the Registrant (the "Merger Agreement").....................  (8) (Exh. 2.1)

     3.1(a)  Restated Certificate of Incorporation dated September 5, 1991...  (2) (Exh. 3.1(a))

     3.1(b)  Certificate of Amendment to Restated Certificate of
             Incorporation dated August 18, 1992.............................  (2) (Exh. 3.1(c))

     3.2     By-Laws, as amended.............................................  (2) (Exh. 3.2)



     Exhibit No.         Description                                           Location
     ----------          -----------                                           --------
     3.3     Certificate of Designation, Preferences and Rights of Series C
             Convertible Preferred Stock of the Company as filed with the
             Delaware Secretary of State on April 26, 1995...................  (4) (Exh. 3)

     10.1    License Agreement dated February 27, 1990 between the Company and Amgen, Inc., as amended March 4, 1992.......................  (2) (Exh. 10.12)

     10.2    Envirogen, Inc. 401(k) Plan.....................................  (2) (Exh. 10.18)

     10.3    Agreement between Baker Environmental, Inc. and the Company dated November 8, 1994..........................................  (3) (Exh. 10.29)

     10.4    Agreement between the Department of the Air Force and the
             Company dated September 21, 1995................................  (5) (Exh. 10.1)

     10.5    Agreement between the Department of Energy and the Company dated
             September 25, 1995..............................................  (5) (Exh. 10.2)

     10.6    Envirogen, Inc. 1990 Incentive Stock Option and Non-Qualified
             Stock Option Plan, as amended*..................................  (9) (Exh. 10.22)

     10.7    Envirogen, Inc. 1993 Director's Non-Qualified Stock Option Plan,
             as amended*.....................................................  (7) (Exh. 10.27)

     10.8    Agreement between ABTco and the Company dated October 30, 1995..  (7) (Exh. 10.29)

     10.9    Securities Purchase Agreement dated January 14, 1997 by and between Warburg, Pincus Ventures, L.P. and the Company..........  (8) (Exh. 2.2)

     10.10   Employment Agreement dated April 10, 1997 between the Company and William C. Smith*...........................................  (10) (Exh. 10.1)

     10.11   Employment Agreement dated April 10, 1997 between the Company and Douglas W. Jacobson*........................................  (10) (Exh. 10.2)

     10.12   Letter Agreement dated October 20, 1997 between
             Harcharan S. Gill and the Company...............................  (11) (Exh. 10)

     21      Subsidiaries of the Company.....................................  (1)

     23      Consent of Coopers & Lybrand  L.L.P.............................  (1)

     24      Powers of Attorney..............................................  (1)

     27      Financial Data Schedule.........................................  (1)
-----------------------------

     (1)  Filed herewith.
     (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.

     (3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994.
     (4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1995.
     (5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
     (6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 5, 1996.
     (7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
     (8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
     (9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996.
     (10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1997.
     (11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed October 20, 1997.

     *     Indicates a management contract or compensatory plan or arrangement.

     (b)   Reports on Form 8-K

           On October 20, 1997, the Company filed a Report on Form 8-K reporting the resignation of Harcharan S. Gill, the Company's President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Envirogen, Inc.

Dated:  March 26, 1998                   By:     /s/ William C. Smith
                                             --------------------------------
                                                     William C. Smith
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant, in the capacities indicated, on the 26th day of March, 1998.

          Signature                                 Title
          ---------                                 -----

     William C. Smith*            Chief Executive Officer and Chairman of the
-------------------------------   Board (Principal Executive Officer)
     William C. Smith

     /s/ Mark J. Maten            Vice President of Finance and Chief
-------------------------------   Financial Officer (Principal Financial
       Mark J. Maten              and Accounting Officer)

  Robert F. Hendrickson*          Director
-------------------------------
   Robert F. Hendrickson

     Robert S. Hillas*            Director
-------------------------------
     Robert S.  Hillas

    Robert F. Johnston*           Director
-------------------------------
    Robert F. Johnston

     Robert C. Miller*            Director
-------------------------------
     Robert C. Miller

      Peter J. Neff*              Director
-------------------------------
       Peter J. Neff

------------------
*William C. Smith, pursuant to a Power of Attorney executed by each of the directors noted above and filed with the Securities and Exchange Commission as
Exhibit 24 to this Annual Report on Form 10-K, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the persons noted above, in the capacities indicated, and does hereby sign and execute this Annual Report on Form 10-K on his own behalf, in the capacities indicated.

                                                   /s/ William C. Smith
                                             ----------------------------------
                                                       William C. Smith

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

2.1 Stock Purchase Agreement dated February 9, 1996 by and among ETG Environmental, Inc., MWR, Inc.
           and the Registrant, (6) (Exh. 2)

2.2 Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith,
           Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt and the Registrant, (8) (Exh. 2.1)

3.1(a)     Restated Certificate of Incorporation dated
           September 5, 1991, (2) (Exh. 3.1(a))

3.1(b)     Certificate of Amendment to Restated
           Certificate of Incorporation dated August 18, 1992, (2) (Exh. 3.1(c))

3.2        By-Laws, as amended, (2) (Exh. 3.2)

3.3        Certificate of Designation, Preferences and
           Rights of Series C Convertible Preferred Stock of the Company as filed with the Delaware
           Secretary of State on April 26, 1995, (4) (Exh. 3)

10.1       License Agreement dated February 27, 1990 between the
           Company and Amgen, Inc., as amended March 4, 1992, (2) (Exh. 10.12)

10.2       Envirogen, Inc. 401(k) Plan, (2) (Exh. 10.18)

10.3 Agreement between Baker Environmental, Inc. and the Company dated November 8, 1994, (3) (Exh. 10.29)

10.4 Agreement between the Department of the Air Force and the Company dated September 21, 1995, (5) (Exh. 10.1)

10.5 Agreement between the Department of Energy and the Company dated September 25, 1995, (5) (Exh. 10.2)

10.6       Envirogen, Inc. 1990 Incentive Stock Option and Non-
           Qualified Stock Option Plan, as amended*, (9) (Exh. 10.22)

10.7       Envirogen, Inc. 1993 Director's Non-Qualified Stock
           Option Plan, as amended*, (7) (Exh. 10.27)

10.8       Agreement between ABTco and the Company dated
           October 30, 1995, (7) (Exh. 10.29)

Exhibit No.            Description
-----------            -----------

10.9 Securities Purchase Agreement dated January 14, 1997 by and between Warburg, Pincus Ventures, L.P. and the Registrant, (8) (Exh. 2.2)

10.10 Employment Agreement dated April 10, 1997 between the Company and William C. Smith*, (10) (Exh. 10.1)

10.11 Employment Agreement dated April 10, 1997 between the Company and Douglas W. Jacobson*, (10) (Exh. 10.2)

10.12      Letter Agreement dated October 20, 1997 between
           Harcharan S. Gill and the Company, (11) (Exh. 10)

21         Subsidiaries of the Company, (1)

23         Consent of Coopers & Lybrand L.L.P., (1)

24         Powers of Attorney, (1)

27         Financial Data Schedule (1)

-------------------------------
(1)        Filed herewith.
(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.
(3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1995.
(5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1995.
(6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 5, 1996.
(7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
(8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
(9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996.
(10) Incorporated by reference to the indicated exhibit to the Company's Report on form 10-Q for the quarter ended June 30, 1997.
(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed October 20, 1997.

*          Indicates a management contract or compensatory plan or arrangement.