Form 10-Q
period 1998-03-31
ENVIROGEN INC
filed 1998-05-13
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

For Quarter Ended March 31, 1998        Commission File Number 0-20404


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

                     Yes [X]                               No [  ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 31, 1998 was 23,294,835.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.
                                ---------------

                               TABLE OF CONTENTS





PART I         FINANCIAL INFORMATION                                     PAGE
                                                                         ----

    ITEM 1.    FINANCIAL STATEMENTS

               Consolidated Balance Sheets at March 31, 1998 and
               December 31, 1997 (Unaudited)                              3

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 1998 and 1997 (Unaudited)           4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1998 and 1997 (Unaudited)           5

               Notes to Consolidated Financial Statements (Unaudited)     6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                    8
               Results of Operations                                      9
               Liquidity and Capital Resources                           10
               Other Matters                                             10

PART II        OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          11


SIGNATURE PAGE                                                           12



PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                     March 31,      December 31,
                                                       1998            1997
                                                    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $3,691,587      $4,863,658
  Accounts receivable-trade, net                      6,089,646       6,977,161
  Unbilled revenue                                    4,580,722       4,213,653
  Inventory                                             235,714         248,712
  Prepaid expenses and other current assets             516,465         517,960
                                                    ------------    ------------
    Total current assets                             15,114,134      16,821,144

Property and equipment, net                           1,645,061       1,757,577
Restricted cash                                         309,300         309,300
Investment in and advances to joint venture              85,445          87,648
Intangible assets, net                               23,139,072      23,488,607
Other assets                                            255,594         262,736
                                                    ------------    ------------
    Total assets                                    $40,548,606     $42,727,012
                                                    ============    ============

LIABILITIES
Current liabilities:
  Accounts payable                                   $2,264,370      $3,449,512
  Accrued expenses and other liabilities              1,447,233       1,948,215
  Reserve for claim adjustments and warranties        2,383,488       2,577,218
  Deferred revenue                                      991,849         730,365
  Current portion of capital lease obligations           14,814          16,777
                                                    ------------    ------------
    Total current liabilities                         7,101,754       8,722,087

Capital lease obligations, net of current portion        10,422          12,671
                                                    ------------    ------------
    Total liabilities                                 7,112,176       8,734,758
                                                    ------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock                                            233,543         233,543
Additional paid-in capital                           58,856,844      58,856,844
Accumulated deficit                                 (25,648,007)    (25,092,183)
Less: Treasury stock                                     (5,950)         (5,950)
                                                    ------------    ------------
    Total stockholders' equity                       33,436,430      33,992,254
                                                    ------------    ------------
    Total liabilities and stockholders' equity      $40,548,606     $42,727,012
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          1998         1997
                                                      -----------   -----------
Revenues:
  Commercial operations                               $5,809,926    $1,764,972
  Research and development services                      714,520       689,738
                                                      -----------   -----------

    Total revenues                                     6,524,446     2,454,710
                                                      -----------   -----------

Cost of commercial operations                          4,416,238     1,569,621
Research and development costs                           720,500       641,817
Marketing, general and administrative expenses         1,985,833       858,948
                                                      -----------   -----------

    Total costs and expenses                           7,122,571     3,070,386
                                                      -----------   -----------

Other income (expense):
  Interest income                                         51,447        56,389
  Interest expense                                        (6,943)       (3,317)
  Equity in loss of joint venture                         (2,203)      (64,963)
                                                      -----------   -----------
    Other income (expense), net                           42,301       (11,891)
                                                      -----------   -----------

Net loss applicable to Common Stock                    ($555,824)    ($627,567)
                                                      ===========   ===========
Basic and diluted net loss per share applicable
  to Common Stock                                         ($0.02)       ($0.05)
                                                      ===========   ===========
Weighted average number of shares of
  Common Stock used in computing basic
  and diluted net loss per share                      23,294,835    12,873,035
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                  1998               1997
                                                                               -----------        -----------
Cash flows from operating activities:
  Net loss                                                                      ($555,824)         ($627,567)
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization                                                 508,454            192,695
    Provision for doubtful accounts                                               150,400             24,849
    Equity in loss of joint venture                                                 2,203             64,963

  Changes in operating assets and liabilities:
    Accounts receivable                                                           846,444            663,635
    Unbilled revenue                                                             (367,069)           157,549
    Prepaid expenses and other current assets                                       1,495            (52,408)
    Inventory                                                                      12,998
    Other assets                                                                    7,142           (118,103)
    Accounts payable                                                           (1,185,142)          (707,397)
    Accrued expenses and other liabilities                                       (500,982)           (43,566)
    Reserve for claim adjustments and warranties                                 (303,059)           (19,473)
    Deferred revenue                                                              261,484             12,472
                                                                               -----------        -----------
      Net cash used in operating activities                                    (1,121,456)          (452,351)
                                                                               -----------        -----------
Cash flows from investing activities:
    Capital expenditures                                                          (46,403)           (51,517)
    Investment in and advances to joint venture                                                      (68,773)
                                                                               -----------        -----------
      Net cash used in investing activities                                       (46,403)          (120,290)
                                                                               -----------        -----------
Cash flows from financing activities:
    Capital lease principal repayments                                             (4,212)            (4,091)
    Debt repayment                                                                                    (1,138)
    Net proceeds from exercise of stock options                                                        1,169
    Deferred acquisition costs                                                                      (297,161)
    Deferred financing costs                                                                         (49,875)
                                                                               -----------        -----------
      Net cash used in financing activities                                        (4,212)          (351,096)
                                                                               -----------        -----------
Net decrease in cash and cash equivalents                                      (1,172,071)          (923,737)
Cash and cash equivalents at beginning of period                                4,863,658          4,614,062
                                                                               -----------        -----------
Cash and cash equivalents at end of period                                     $3,691,587         $3,690,325
                                                                               ===========        ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------
  Cash paid for interest                                                          $19,567             $3,008
                                                                               ===========        ===========
  Cash paid for income taxes                                                            $0             $7,954
                                                                               ===========        ===========

The accompanying notes are an integral part of these financial statements.

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

The financial information presented reflects all adjustments consisting only of normal occurring accruals which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications have been made to conform prior year's presentation with the 1998 financial statement presentation.

2.   PER SHARE DATA
     --------------

Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options and warrants to purchase 3,874,379 and 3,407,829 shares of common stock that were outstanding at March 31, 1998 and 1997, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

3.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     ----------------------------------------------

The Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of 1998. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The adoption of SFAS 130 did not have any effect on the Company's consolidated financial statements.

4.   LITIGATION
     ----------

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

On April 22, 1998, the Company and its subsidiary were served with a complaint filed by a customer of the subsidiary. According to the complaint, the customer seeks to recover amounts paid to the Company's subsidiary for work performed to investigate and remediate contamination on the customer's property. The complaint seeks recovery of fees and costs allegedly paid by the customer to the Company's subsidiary, plus an additional unspecified sum. At the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.


5.   SUBSEQUENT EVENTS
     -----------------

The Company's Board of Directors appointed Robert S. Hillas as Chairman, President and Chief Executive Officer, effective April 16, 1998. Mr. Hillas has been a member of the Company's Board of Directors since April 1997. He succeeded William C. Smith, who served as Chairman since April 1997 and interim Chief Executive Officer since October 1997. Mr. Smith now serves as Vice Chairman of the Board and Executive Vice President of the Company, and will continue to serve as President and Chief Executive Officer of the Company's FMI Operations Group, a position he has held since April 1997.

In connection with his employment by the Company, Mr. Hillas purchased 500,000 shares of the Company's common stock directly from the Company at $1.25 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

On April 10, 1997 the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's FMI Operations Group. Remediation services are FMI's core business and generate the greatest portion of FMI's revenues. The majority of FMI's work is eligible for reimbursement to its clients (or their lending banks) under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). Review of the PECFA claims by the Wisconsin Department of Commerce ("DCOM") and determination of any ineligible costs typically is not completed until one to three years after the expense has been incurred and paid by FMI's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. While not contractually obligated to do so, FMI has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by FMI which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA.

The 1997 Wisconsin state budget bill, which was passed in October 1997, extended through December 2001 the $1 million maximum per site reimbursement under the PECFA program (which, under previous legislation, was to be reduced to $190,000 for sites entering the program after June 1, 1998). However, revised administrative policies and procedures recently implemented by DCOM in connection with the legislative process have limited, and are expected to continue to limit, the types and costs of services reimbursable by DCOM. DCOM has recently limited approval, absent special circumstances, for implementation of active remediation procedures, instead favoring natural attenuation as the presumed remedy and generally allowing reimbursement primarily for site investigation and monitoring costs. The implementation of such revised policies has resulted, and is expected to continue to result, in a decrease in revenues per site generated by FMI. An aggressive marketing strategy has been implemented with the goal of bringing a greater number of sites under contract.

As a result of the acquisition of FMI in April 1997, the results of operations of the Company during the 1997 and 1998 periods presented are not directly comparable.

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to
---------------------------------------------
Three Months Ended March 31, 1997
---------------------------------

For the three months ended March 31, 1998, revenues increased 166% to $6,524,446 from $2,454,710 from the same period in 1997. The net loss in the period decreased 11% to $555,824 from $627,567, while the basic and diluted net loss per share was $0.02 compared to $0.05 in the same period in 1997. The decrease in basic and diluted net loss per share is due primarily to an increase in the number of shares outstanding primarily from the issuance of common stock in connection with the FMI acquisition and a related private placement.

Commercial revenues increased 229% to $5,809,926 from $1,764,972 in the same period in 1997, while revenues from corporate research and development contracts increased 4% to $714,520 from $689,738 in the same period in 1997. The increased commercial revenues are due primarily to the inclusion of sales of the Company's FMI Operations Group, which was acquired in April 1997. An increase in the Company's systems sales also contributed to the increase in the Company's commercial revenues. Revenues from the sale of the Company's air and water treatment systems and systems-related products accounted for 10% of the Company's commercial revenues in the three-month period ended March 31, 1998.

Revenues from corporate and government research and development contracts increased primarily due to the greater volume of Phase II government projects that the Company is actively working on. In the three-month period ended March 31, 1998, the Company also recorded initial revenues under a Phase I grant from the National Science Foundation.

Total costs and expenses increased 132% to $7,122,571 in the first quarter of 1998 from $3,070,386 in the same period in 1997. The cost of commercial operations increased 181% to $4,416,238 from $1,569,621 due to the increased revenue levels. Research and development expenses increased 12% to $720,500 from $641,817 due primarily to an increase in work under corporate and government research and development contracts. Marketing, general and administrative expenses increased 131% to $1,985,833 from $858,948 due primarily to inclusion of expenses of the FMI Operations Group and the amortization of goodwill associated with the FMI acquisition.

Equity in loss of joint venture decreased to $2,203 in the first quarter of 1998 from $64,963 in the same period in 1997 due to the acquisition by the Company of the remaining 50% interest in the CVT America joint venture in August 1997. After the acquisition, the Company dissolved the venture and thereafter continued its operations as part of the Company's air group.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biological degradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies.
At March 31, 1998 the Company had cash and cash equivalents of $3,691,587 and working capital of $8,012,380. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents decreased $1,172,071 from December 31, 1997 to March 31, 1998 due primarily to cash used by operations of $1,121,456 and capital expenditures of $46,403. The Company expects to incur additional expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Accounts receivable decreased by $887,515 primarily as a result of reduced revenues, and accounts payable decreased by $1,185,142 due primarily to the timing of project expenses from December 31, 1997 to March 31, 1998. Accrued expenses and other liabilities decreased by $500,982 from December 31, 1997 to March 31, 1998 primarily due to the payment in the first quarter of 1998 of bonuses related to prior years. On March 31, 1998 the Company had $2,383,488 in reserve for claim adjustments and warranties, $1,925,800 of which is available with respect to potential PECFA claim adjustments related to approximately $53 million in unsettled PECFA submittals and $457,688 of which is available with respect to potential systems warranty claims and other contract issues.

It is anticipated that the Company's currently available cash, cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for the foreseeable future.

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



                              ENVIROGEN, INC.
                              (Registrant)



Date:  May 13, 1998           By:   /s/ Robert S. Hillas
                                    ------------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer


                              By:   /s/ Mark J. Maten
                                    ----------------------
                                    Mark J. Maten
                                    Vice President of Finance
                                    and Chief Financial Officer