Form 10-Q
period 1998-06-30
ENVIROGEN INC
filed 1998-08-07
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended June 30, 1998        Commission File Number 0-20404


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

         Yes [X]                                                No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of June 30, 1998 was 23,795,635.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                        PAGE
                                                                          ----
   ITEM 1.   FINANCIAL STATEMENTS
             Consolidated Balance Sheets at June 30, 1998 and
             December 31, 1997 (Unaudited)                                  3

             Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 1998 and 1997 (Unaudited)            4

             Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1998 and 1997 (Unaudited)                5

             Notes to Consolidated Financial Statements (Unaudited)         6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             General                                                        9
             Results of Operations                                         10
             Liquidity and Capital Resources                               12
             Other Matters                                                 13

PART II.     OTHER INFORMATION

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                              13

   ITEM 5.   OTHER INFORMATION                                             14

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE PAGE                                                             15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                  June 30,          December 31,
                                                                    1998            1997
                                                                ------------      ------------
        ASSETS
        Current assets:
             Cash and cash equivalents                          $  4,088,381      $  4,863,658
             Accounts receivable-trade, net                        5,986,067         6,977,161
             Unbilled revenue                                      4,319,085         4,213,653
             Inventory                                               203,702           248,712
             Prepaid expenses and other current assets               627,410           517,960
                                                                ------------      ------------
                  Total current assets                            15,224,645        16,821,144

        Property and equipment, net                                1,598,938         1,757,577
        Restricted cash                                              309,300           309,300
        Investment in and advances to joint venture                   91,059            87,648
        Intangible assets, net                                     1,310,155        23,488,607
        Other assets                                                 268,776           262,736
                                                                ------------      ------------

                  Total assets                                  $ 18,802,873      $ 42,727,012
                                                                ============      ============

        LIABILITIES
        Current liabilities:
             Accounts payable                                   $  2,670,669      $  3,449,512
             Accrued expenses and other liabilities                1,394,065         1,948,215
             Reserve for claim adjustments and warranties          2,479,148         2,577,218
             Deferred revenue                                        682,650           730,365
             Current portion of capital lease obligations             11,760            16,777
                                                                ------------      ------------
                  Total current liabilities                        7,238,292         8,722,087

        Capital lease obligations, net of current portion              7,961            12,671
                                                                ------------      ------------
                  Total liabilities                                7,246,253         8,734,758
                                                                ------------      ------------

        Commitments and contingencies

        STOCKHOLDERS' EQUITY
        Common stock                                                 238,551           233,543
        Additional paid-in capital                                59,472,396        58,856,844
        Accumulated deficit                                      (48,148,377)      (25,092,183)
        Less:  Treasury stock                                         (5,950)           (5,950)
                                                                ------------      ------------
                  Total stockholders' equity                      11,556,620        33,992,254
                                                                ------------      ------------
                  Total liabilities and stockholders' equity    $ 18,802,873      $ 42,727,012
                                                                ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,
                                                                 ----------------------------    ----------------------------
                                                                     1998           1997             1998           1997
                                                                 -----------    ------------     ------------    ------------
         Revenues:
             Commercial operations                               $ 6,835,569    $  6,942,247     $ 12,645,495    $  8,707,219
             Research and development services                       657,070         698,040        1,371,590       1,387,778
                                                                 -----------    ------------     ------------    ------------

               Total revenues                                      7,492,639       7,640,287       14,017,085      10,094,997
                                                                 -----------    ------------     ------------    ------------

         Cost of commercial operations                             5,845,269       4,376,398       10,261,507       5,946,019
         Research and development costs                              749,337         695,656        1,469,837       1,337,473
         Marketing, general and administrative expenses            1,775,251       2,364,430        3,761,084       3,223,378
         Impairment of long-lived assets                          21,670,028                       21,670,028
                                                                 -----------    ------------     ------------    ------------

               Total costs and expenses                           30,039,885       7,436,484       37,162,456      10,506,870
                                                                 -----------    ------------     ------------    ------------

         Other income (expense):
             Interest income                                          46,981          69,374           98,428         125,763
             Interest expense                                         (5,719)        (10,690)         (12,662)        (14,007)
             Equity in income (loss) of joint venture                  5,614         (82,710)           3,411        (147,673)
             Other, net                                                               25,697                           25,697
                                                                 -----------    ------------     ------------    ------------
                 Other income (expense), net                          46,876           1,671           89,177         (10,220)
                                                                 -----------    ------------     ------------    ------------

         Net (loss) income applicable to Common Stock           ($22,500,370)   $    205,474    $ (23,056,194)  $    (422,093)
                                                                 ===========    ============     ============    ============


         Basic net (loss) income per share applicable
              to Common Stock                                          (0.95)   $       0.01     $      (0.98)   $      (0.02)
                                                                 ===========    ============     ============    ============

         Diluted net (loss) income per share applicable
              to Common Stock                                          (0.95)   $       0.01     $      (0.98)   $      (0.02)
                                                                 ===========    ============     ============    ============

         Weighted average number of shares of
              Common Stock used in computing basic
              net (loss) income per share                         23,670,435      20,589,356       23,509,464      17,282,292
                                                                 ===========    ============     ============    ============

         Weighted average number of shares of
              Common Stock used in computing diluted
              net (loss) income per share                         23,670,435      20,877,022       23,509,464      17,282,292
                                                                 ===========    ============     ============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                             June 30,
                                                                                     ---------------------------
                                                                                         1998           1997
                                                                                     -----------    ------------
        Cash flows from operating activities:
          Net loss                                                                  $(23,056,194)     $(422,093)
          Adjustments to reconcile net loss to cash used by operating activities:
            Depreciation and amortization                                                830,328         704,994
            Provision for doubtful accounts                                              428,777         228,156
            Equity in loss of joint venture                                               (3,411)        147,673
            Impairment of long-lived assets                                           21,670,028
            Other                                                                                           (552)

          Changes in operating assets and liabilities:
            Accounts receivable                                                          906,952         893,494
            Unbilled revenue                                                            (105,432)       (802,176)
            Prepaid expenses and other current assets                                   (109,450)       (252,227)
            Inventory                                                                     45,010
            Other assets                                                                  (6,040)       (116,437)
            Accounts payable                                                            (778,843)     (1,821,487)
            Accrued expenses and other liabilities                                      (554,150)       (255,847)
            Reserve for claim adjustments and warranties                                (442,705)        (67,175)
            Deferred revenue                                                             (47,715)        116,304
                                                                                     -----------    ------------
                Net cash used in operating activities                                 (1,222,845)     (1,647,373)
                                                                                     -----------    ------------

        Cash flows from investing activities:
            Capital expenditures                                                        (163,265)       (243,614)
            Investment in and advances to joint venture                                                 (254,694)
            Acquisition of Fluid Management, Inc.                                                    (13,550,410)
            Proceeds from sale of property and equipment                                                  21,500
                                                                                     -----------    ------------
                Net cash used in investing activities                                   (163,265)    (14,027,218)
                                                                                     -----------    ------------

        Cash flows from financing activities:
           Capital lease principal repayments                                             (9,727)         (9,935)
           Debt repayment                                                                                 (2,299)
           Net proceeds from exercise of stock options                                       560           3,265
           Net proceeds from issuance of Common Stock                                    620,000      15,723,125
                                                                                     -----------    ------------
                Net cash provided by financing activities                                610,833      15,714,156
                                                                                     -----------    ------------

        Net (decrease) increase in cash and cash equivalents                            (775,277)         39,565

        Cash and cash equivalents at beginning of period                               4,863,658       4,614,062
                                                                                     -----------    ------------

        Cash and cash equivalents at end of period                                   $ 4,088,381    $  4,653,627
                                                                                     ===========    ============
        Supplemental disclosures of cash flow information:
          Cash paid for interest                                                     $    23,319    $      9,403
                                                                                     ===========    ============

          Cash paid for income taxes                                                 $         0    $      7,954
                                                                                     ===========    ============

        Supplemental disclosures of non-cash investing and financing
        ------------------------------------------------------------
        activities:-
        ----------
        In April 1997, the Company acquired Fluid Management, Inc. for $12,163,744 in cash and 4,190,477 shares of Common Stock valued at $11,000,002. In connection with the acquisition, the Company also paid $1,386,666 of Fluid Management Inc.'s outstanding debt.

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

The financial information presented reflects all adjustments consisting of normal recurring accruals and the impairment of long-lived assets which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications have been made to conform prior year's presentation with the 1998 financial statement presentation.

2.    PER SHARE DATA
      --------------

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                             ----------------------------       --------------------------
                                                   1998           1997               1998          1997
                                             ---------------  -----------       ------------     ---------
Net (loss) income applicable to
   Common Stock                                ($22,500,370)  $   205,474       ($23,056,194)   ($422,093)
                                                ===========   ===========        ===========   ==========

Denominator for basic earnings per share:
Weighted average number of
   common shares outstanding                     23,670,435    20,589,356         23,509,464   17,282,292
Effect of dilutive securities:
   Stock options                                                  183,680
   Warrants                                                       103,986
                                                -----------   -----------       ------------   ----------
Denominator for diluted
   earnings per share                            23,670,435    20,877,022         23,509,464   17,282,292
                                                ===========   ===========       ============   ==========
Basic net (loss) income per share
   applicable to Common Stock                        ($0.95)  $      0.01             ($0.98)      ($0.02)
                                                ===========   ===========       ============   ==========
Diluted net (loss) income per share
   applicable to Common Stock                        ($0.95)  $      0.01             ($0.98)      ($0.02)
                                                ===========   ===========       ============   ==========

Since the Company incurred net losses for the three months ended June 30, 1998 and six months ended June 30, 1998 and 1997, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of stock options and warrants would have been antidilutive. There were options and warrants to purchase 4,318,429 and 4,020,529 shares of common stock that were outstanding at June 30, 1998 and 1997, respectively.

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

4.      LITIGATION
        ----------

On April 22, 1998, the Company and its subsidiary were served with a complaint filed by a former customer of the subsidiary. According to the complaint, the customer seeks to recover amounts paid to the Company's subsidiary prior to its acquisition by the Company for work performed to investigate and remediate contamination on the customer's property. The complaint seeks recovery of fees and costs allegedly paid by the customer to the Company's subsidiary, plus an additional unspecified sum. At the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

During June 1998, the Company reached settlement on a previously disclosed litigation matter relating to services provided at a customer site. In July 1998, the proceeds from the settlement were received by the Company.

5.      RELATED PARTY TRANSACTION
        -------------------------

In April 1998, Robert S. Hillas, the Company's newly-appointed Chairman, President and Chief Executive Officer, purchased 500,000 shares of Common Stock from the Company at $1.25 per share in connection with the execution of his employment agreement. The Company has granted Mr. Hillas certain registration rights with respect to such shares.

6.      IMPAIRMENT OF LONG-LIVED ASSETS
        -------------------------------

In April 1997 the Company acquired Fluid Management, Inc., the business of which is now operated as the Company's Fluid Management Operations Group ("FMG"). The majority of FMG's work is eligible for reimbursement to its clients under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On April 17, 1998, the State of Wisconsin adopted new emergency rules with regard to PECFA which effectively reduce the expected average revenue per site that FMG can capture under the program for the foreseeable future. The State of Wisconsin's stated intent for issuance of the new emergency rules is to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Pursuant to the emergency rule, lower cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary.
This regulatory event dramatically reduces the expected revenue, net income and cash flow for FMG.

As a result of this event, the Company reviewed the carrying value of long-lived assets associated with its acquisition of Fluid Management, Inc. and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of the goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of FMG discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition of Fluid Management, Inc.

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

GENERAL
-------

The source of the Company's revenues to date includes (i) remediation services, including both in situ and ex situ bioremediation, (ii) commercial sales of the Company's biological degradation systems, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biodegradation systems for the treatment of contaminated air and water streams. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures cannot be predicted.

On April 10, 1997, the Company acquired Fluid Management, Inc., a full-service environmental consulting and engineering firm, the business of which is now operated as the Company's Fluid Management Operations Group ("FMG").
Remediation services are FMG's core business and generate the greatest portion of FMG's revenues. The majority of FMG's work is eligible for reimbursement to its clients (or their lending banks) under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). Review of PECFA claims by the Wisconsin Department of Commerce ("DCOM") and determination of any ineligible costs typically is not completed until one to three years after the expense has been incurred and paid by FMG's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. While not contractually obligated to do so, FMG has generally reimbursed its clients (or their lending banks) for the remediation costs for services provided by FMG which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA.

The PECFA program, established in 1987, is a grant-based program managed by DCOM that provides reimbursement for costs incurred to remediate sites contaminated by petroleum storage tank systems. The PECFA program historically has maintained a fully-funded status by means of a state-assessed inspection fee on the sale of gasoline and diesel fuel. The maximum coverage is $1 million per site. The limit originally applied to all projects commenced prior to July 1, 1998. In October 1997, the state legislature reaffirmed these limits and extended the program to all projects commencing prior to December 2001.

On April 17, 1998, the State of Wisconsin adopted new emergency rules with regard to PECFA which effectively reduce the expected revenue per site that FMG can capture under the program for the foreseeable future. The State of Wisconsin's stated intent for issuance of the new emergency rules is to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Until the issuance of the emergency rules, the Wisconsin Department of Natural Resources ("DNR") determined the appropriate remedial activity for each site under the program in every instance. Under the emergency rules, lower cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary. This is a significant change, since previously natural attenuation was not an approved option by the DNR and virtually all sites were actively remediated. Based upon the Company's experience, it is estimated that the active remediation approach under PECFA resulted in revenues ranging from $50,000 to $1,000,000 per site. The Company's current assessment of the new emergency rules is that natural attenuation could reduce the revenues from a typical site to approximately $40,000 to $100,000. Per the emergency rules, DNR's authority extends only to sites where groundwater contamination is evident. Where contamination of soil exists without groundwater contamination, DCOM administers the remedial program with no DNR involvement. This regulatory event dramatically reduces the expected revenue, net income and cash flow for FMG.

As a result of this event, the Company reviewed the carrying value of the long-lived assets associated with its acquisition of Fluid Management, Inc. and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of the goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of FMG discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the Fluid Management, Inc. acquisition.

RESULTS OF OPERATIONS
---------------------

Six Months Ended June 30, 1998 Compared to
------------------------------------------
Six Months Ended June 30, 1997
------------------------------

For the six months ended June 30, 1998, the Company's total revenues increased 39% to $14,017,085, as compared to $10,094,997 in the same period in 1997. The net loss was $23,056,194 as compared to $422,093, while the basic and diluted net loss per share was $0.98 as compared to $0.02 in the same period in 1997.

Commercial revenues in 1998 increased 45% to $12,645,495 from $8,707,219 in the same period in 1997. The increased commercial revenues are due primarily to the inclusion of sales of FMG, which was acquired in April 1997. In addition, systems sales contributed to the increase as revenues from the sale of the Company's air and water treatment systems and systems-related products accounted for $1,698,135 or 13% of the Company's commercial revenues in the six-month period ended June 30, 1998, as compared to $198,105 or 2% in 1997.

Revenues from corporate and government research and development contracts decreased in 1998 by 1% to $1,371,590 from $1,387,778 in 1997. In the six-month period ended June 30, 1998, the Company recorded initial revenues under a Phase I grant from the National Science Foundation and a Phase II grant from the Department of Defense.

For the six-month period ended June 30, 1998 total costs and expenses increased to $37,162,456 from $10,506,870 in the same period in 1997. The cost of commercial operations increased 73% to $10,261,507 from $5,946,019 due to the increased revenue levels. Research and development expenses increased 10% to $1,469,837 from $1,337,473 due primarily to the increased costs of supplies used to perform work under various corporate and government research and development contracts as well as additional internally funded research efforts. Marketing, general and administrative expenses increased 17% to $3,761,084 from $3,223,378 due primarily to the inclusion of expenses of FMG and the amortization of goodwill associated with the Fluid Management, Inc. acquisition. As discussed above, during the period the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 and that have negatively impacted the performance of FMG. As a result, the Company concluded that the goodwill related to FMG is impaired and should be written-off.

Interest income decreased 22% to $98,428 in the six-month period ended June 30, 1998 from $125,763 in 1997, due to the decreased cash available for investment. Equity in income of joint venture increased to $3,411 from a loss of $147,673 in the same period in 1997. The loss in 1997 was related to the CVT America joint venture which was subsequently acquired in its entirety by the Company in August 1997. The Company dissolved the venture and thereafter continued its operations as part of the Company's Air Group.

Three Months Ended June 30, 1998 Compared to
--------------------------------------------
Three Months Ended June 30, 1997
--------------------------------

For the three months ended June 30, 1998, the Company reported a decrease in revenues of 2% to $7,492,639 from $7,640,287 for the same period in 1997. The Company experienced a net loss in the period of $22,500,370 compared to net income of $205,474 in the same period of 1997, while the basic and diluted net loss per share was $0.95 compared to basic and diluted net income per share of $0.01 in the same period in 1997.

Commercial revenues in 1998 of $6,835,569 reflected a decrease of 2% from revenue of $6,942,247 in the same period in 1997. The Company's commercial revenues remained relatively flat as an increase in the Company's systems sales from its Commercial Air and Commercial Water Groups offset a decrease in revenues from FMG. Revenues from the sale of the Company's air and water treatment systems and systems-related products accounted for $1,047,325 or 15% of the Company's commercial revenues in the three-month period ended June 30, 1998 compared to $78,743 or 1% for the comparable period in 1997.

Revenues from corporate and government research and development contracts decreased slightly from $698,040 to $657,070 in 1997 due primarily to the timing of projects. In the three-month period ended June 30, 1998, the Company recorded initial revenues under a Phase II grant from the Department of Defense.

Total costs and expenses increased to $30,039,885 in the second quarter of 1998 from $7,436,484 in the same period in 1997. The cost of commercial operations increased 34% to $5,845,269 from $4,376,398 in the same period in 1997 due primarily to the greater percentage of systems sales which typically carry lower margins than the Company's remediation services combined with lower margins in remediation as the ratio of no margin subcontractor pass through revenue under the PECFA program to higher margin labor revenue was unfavorably high in 1998 as compared to 1997. Research and development expenses increased 8% to $749,337 from $695,656 due primarily to the increased costs of supplies used to perform work under various research and development contracts as well as increased internally funded research efforts. Marketing, general and administrative expenses decreased 25% to $1,775,251 from $2,364,430 compared to the same period in 1997 due primarily to a reduction in amortization of goodwill charges resulting from the impairment of goodwill write-off taken as of April 30, 1998, combined with the Company's continuing cost reduction efforts. As discussed above, during the period the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 that have negatively impacted the performance of FMG. As a result, the Company concluded that the goodwill related to FMG is impaired and should be written-off.

Interest income decreased 32% to $46,981 in the three-month period ended June 30, 1998 due primarily to the decreased average cash available for investment. Equity in income of joint venture increased to $5,614 from a loss of $82,710 in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies.
At June 30, 1998 the Company had cash and cash equivalents of $4,088,381 and working capital of $7,986,353. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents decreased $775,277 from December 31, 1997 to June 30, 1998 due primarily to cash used by operations of $1,222,845 and capital expenditures of $163,265 offset by proceeds of $620,000 from the issuance of common stock. The Company expects to incur additional expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

From December 31, 1997 to June 30, 1998 accounts receivable decreased by $991,094 primarily as a result of reduced revenues, and accounts payable decreased by $778,843 due to reduced revenue levels and shifts in the timing of project expenses. Accrued expenses and other liabilities decreased by $554,150 from December 31, 1997 to June 30, 1998 primarily due to the payment in the first quarter of 1998 of bonuses related to prior years. On June 30, 1998 the Company had $2,479,148 in reserve for claim adjustments and warranties, $2,009,740 of which is available with respect to potential PECFA claim adjustments related to approximately $56 million in unsettled PECFA submittals and $469,408 of which is available with respect to potential systems warranty claims and other contract issues. The Company is closely monitoring the reserve for claim adjustments with respect to the unsettled PECFA submittals due to the recent cost reduction measures undertaken by the State of Wisconsin. At this time management believes the reserve is adequate.

During the six months ended June 30, 1998 the Company recorded a charge of $21,670,028 to reflect an impairment of goodwill. This is a non-cash charge with no impact on current cash balances or liquidity. It is anticipated that the Company's currently available cash, cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for the intermediate term.

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 21, 1998, and in connection therewith proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 23,294,835. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the stockholders, with the results indicated below:

1.   Election of directors to serve until the 1999 Annual Meeting.
     -------------------------------------------------------------
     The following persons, all of whom were management's nominees, were elected. Nicholas J. Lowcock is a new director. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:


              Nominee                 For       Withheld
              -------              ----------   --------

          Robert F. Hendrickson    20,535,199    37,600
          Robert S. Hillas         20,548,899    23,900
          Robert F. Johnston       20,548,899    23,900
          Nicholas J. Lowcock      20,548,899    23,900
          Robert C. Miller         20,548,899    23,900
          Peter J. Neff            20,548,899    23,900
          William C. Smith         20,547,299    25,500

2.   Ratification of independent auditors.  The appointment of
     -------------------------------------
     PricewaterhouseCoopers LLP as the Company's independent auditors was ratified. The tabulation of votes was as follows:

             For                  Against         Abstentions
             ---                  -------         -----------

          20,536,794              17,750             18,255

ITEM 5.   OTHER INFORMATION

The Securities and Exchange Commission (the "Commission") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to stockholder proposals submitted to the company for consideration at the company's next annual meeting.

Pursuant to amended Rules 14a-5(e)(2) and 14a-4(c)(1), stockholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., procedures for placing a stockholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of stockholders will be considered untimely if received by the Company after March 2, 1999. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any stockholder proposals received by the Company after such date.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit No.                Description
    -----------                -----------

      10 Employment Agreement dated as of April 16, 1998 between Envirogen, Inc. and Robert S. Hillas (incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed with the Commission on April 17, 1998).

      27         Financial Data Schedule

(b) Reports on Form 8-K

     On April 16, 1998, the Company filed a Report on Form 8-K reporting the execution of an Employment Agreement dated April 16, 1998 between the Company and Robert S. Hillas. The agreement provides for Mr. Hillas to serve as Chairman, President and Chief Executive Officer of the Company.

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENVIROGEN, INC.
                              (Registrant)


Date:  August 6, 1998         By:   /s/ Robert S. Hillas
                                    -------------------------------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer


                              By:   /s/ Mark J. Maten
                                    ------------------------------------------
                                    Mark J. Maten
                                    Vice President of Finance
                                    and Chief Financial Officer