Form 10-Q
period 1998-09-30
ENVIROGEN INC
filed 1998-11-10
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended September 30, 1998              Commission File Number 0-20404


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

         Yes [X]                                                No [  ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 30, 1998 was 23,795,635.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.
                                ---------------

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                            PAGE
                                                                                ----
     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets at September 30, 1998 and
               December 31, 1997 (Unaudited)                                    3

               Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 1998 and 1997 (Unaudited)        4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1998 and 1997 (Unaudited)             5

               Notes to Consolidated Financial Statements (Unaudited)           6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                          8
               Results of Operations                                            9
               Liquidity and Capital Resources                                 11
               Other Matters                                                   12

PART II.       OTHER INFORMATION

     ITEM 5.   OTHER INFORMATION                                               13


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                13



SIGNATURE PAGE                                                                 14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             September 30,       December 31,
                                                                 1998                1997
                                                             -------------      -------------
        ASSETS
        Current assets:
             Cash and cash equivalents                        $ 4,118,801        $ 4,863,658
             Accounts receivable-trade, net                     6,435,313          6,977,161
             Unbilled revenue                                   3,942,234          4,213,653
             Inventory                                            225,638            248,712
             Prepaid expenses and other current assets            804,920            517,960
                                                             -------------      -------------
                  Total current assets                         15,526,906         16,821,144

        Property and equipment, net                             1,602,899          1,757,577
        Restricted cash                                           309,300            309,300
        Investment in and advances to joint venture                97,785             87,648
        Intangible assets, net                                  1,246,590         23,488,607
        Other assets                                              261,633            262,736
                                                             -------------      -------------

                  Total assets                                $19,045,113        $42,727,012
                                                             =============      =============

        LIABILITIES
        Current liabilities:
             Accounts payable                                 $ 2,890,169        $ 3,449,512
             Accrued expenses and other liabilities             1,683,662          1,948,215
             Reserve for claim adjustments and warranties       2,554,998          2,577,218
             Deferred revenue                                     998,125            730,365
             Current portion of capital lease obligations           9,866             16,777
                                                             -------------      -------------
                  Total current liabilities                     8,136,820          8,722,087

        Capital lease obligations, net of current portion           6,097             12,671
                                                             -------------      -------------
                  Total liabilities                             8,142,917          8,734,758
                                                             -------------      -------------

        Commitments and contingencies

        STOCKHOLDERS' EQUITY
        Common stock                                              238,551            233,543
        Additional paid-in capital                             59,472,396         58,856,844
        Accumulated deficit                                   (48,802,801)       (25,092,183)
        Less:  Treasury stock                                      (5,950)            (5,950)
                                                             -------------      -------------
                  Total stockholders' equity                   10,902,196         33,992,254
                                                             -------------      -------------
                  Total liabilities and stockholders' equity  $19,045,113        $42,727,012
                                                             =============      =============



        The accompanying notes are an integral part of these consolidated financial statements.


                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30                           September 30
                                                         -------------------------------       --------------------------------
                                                              1998              1997                1998               1997
                                                         -------------     -------------       -------------      -------------
         Revenues:
             Commercial operations                         $6,311,204        $7,292,027         $18,956,699        $15,999,246
             Research and development services                605,515           636,748           1,977,105          2,024,526
                                                         -------------     -------------       -------------      -------------

               Total revenues                               6,916,719         7,928,775          20,933,804         18,023,772
                                                         -------------     -------------       -------------      -------------

         Cost of commercial operations                      5,134,822         4,880,074          15,396,329         10,826,093
         Research and development costs                       729,124           617,492           2,198,961          1,954,965
         Marketing, general and administrative expenses     1,744,151         2,628,245           5,505,235          5,851,623
         Impairment of long-lived assets                                                         21,670,028
                                                         -------------     -------------       -------------      -------------

               Total costs and expenses                     7,608,097         8,125,811          44,770,553         18,632,681
                                                         -------------     -------------       -------------      -------------

         Other income (expense):
             Interest income                                   43,338            63,855             141,766            189,618
             Interest expense                                  (4,523)           (9,601)            (17,185)           (23,608)
             Equity in income (loss) of joint venture           6,726           (41,346)             10,137           (189,019)
             Other, net                                        (8,587)              350              (8,587)            26,047
                                                         -------------     -------------       -------------      -------------
                 Other income, net                             36,954            13,258             126,131              3,038
                                                         -------------     -------------       -------------      -------------

         Net loss applicable to Common Stock                ($654,424)        ($183,778)       ($23,710,618)         ($605,871)
                                                         =============     =============       =============      =============


         Basic and diluted net loss per share applicable
              to Common Stock                                  ($0.03)           ($0.01)             ($1.00)            ($0.03)
                                                         =============     =============       =============      =============

         Weighted average number of shares of
              Common Stock used in computing basic
              and diluted net loss per share               23,795,635        23,211,635          23,595,315         19,066,095
                                                         =============     =============       =============      =============






The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                 --------------------------------
                                                                                      1998              1997
                                                                                 --------------    --------------
        Cash flows from operating activities:
          Net loss                                                                ($23,710,618)        ($605,871)
          Adjustments to reconcile net loss to cash used by operating activities:
            Depreciation and amortization                                            1,063,836         1,268,556
            Provision for doubtful accounts                                            525,313           579,538
            Equity in (gain) loss of joint venture                                     (10,137)          189,019
            Impairment of long-lived assets                                         21,670,028
            Other                                                                        8,595            (1,047)

          Changes in operating assets and liabilities:
            Accounts receivable                                                        526,311           218,555
            Unbilled revenue                                                           271,419          (446,195)
            Prepaid expenses and other current assets                                 (286,960)         (194,001)
            Inventory                                                                   23,074             9,408
            Other assets                                                                 1,103          (101,920)
            Accounts payable                                                          (559,343)       (2,142,279)
            Accrued expenses and other liabilities                                    (264,553)          (63,799)
            Reserve for claim adjustments and warranties                              (531,996)         (187,559)
            Deferred revenue                                                           267,760           144,723
                                                                                 --------------    --------------
                Net cash used in operating activities                               (1,006,168)       (1,332,872)
                                                                                 --------------    --------------

        Cash flows from investing activities:
            Capital expenditures                                                      (367,264)         (420,093)
            Investment in and advances to joint venture                                                 (304,770)
            Expenses relating to purchase of remaining 50%
              interest in joint venture                                                                   (9,201)
            Acquisition of Fluid Management, Inc.                                                    (13,577,932)
            Proceeds from sale of property and equipment                                21,500            22,004
                                                                                 --------------    --------------
                Net cash used in investing activities                                 (345,764)      (14,289,992)
                                                                                 --------------    --------------

        Cash flows from financing activities:
           Capital lease principal repayments                                          (13,485)          (14,148)
           Debt repayment                                                                                 (3,484)
           Net proceeds from exercise of stock options                                     560             3,265
           Net proceeds from issuance of Common Stock                                  620,000        15,711,376
                                                                                 --------------    --------------
                Net cash provided by financing activities                              607,075        15,697,009
                                                                                 --------------    --------------

        Net (decrease) increase in cash and cash equivalents                          (744,857)           74,145

        Cash and cash equivalents at beginning of period                             4,863,658         4,614,062
                                                                                 --------------    --------------

        Cash and cash equivalents at end of period                                  $4,118,801        $4,688,207
                                                                                  =============     =============


        Supplemental disclosures of cash flow information:
          Cash paid for interest                                                       $26,333           $16,456
                                                                                  =============     =============

          Cash paid for income taxes                                                        $0          $113,151
                                                                                  =============     =============

        Supplemental disclosures of non-cash investing and financing activities:
        -In August 1997, the Company purchased the 50% interest held by n.v. VAM in CVT America L.L.C., a joint venture between VAM and the Company, for 100,000 shares of Common Stock valued at
         $265,600 and incurred expenses associated with the acquisition of $9,201.
        -In April 1997, the Company acquired Fluid Management, Inc. for $12,191,266 in cash and 4,190,477 shares of Common Stock valued at $11,000,002.  In connection with the acquisition, the Company also paid
         $1,386,666 of Fluid Management, Inc.'s outstanding debt.

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

Since the Company incurred net losses for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of stock options and warrants would have been antidilutive. There were options and warrants to purchase 4,233,229 and 3,893,029 shares of common stock outstanding at September 30, 1998 and 1997, respectively.

2.   LITIGATION
     ----------

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

During June 1998, the Company reached a favorable settlement on a previously disclosed litigation matter relating to services provided at a customer site. In July 1998, the proceeds from the settlement were received by the Company.

3.   RELATED PARTY TRANSACTION
     -------------------------

In April 1998, Robert S. Hillas, the Company's newly-appointed Chairman, President and Chief Executive Officer, purchased 500,000 shares of Common Stock from the Company at $1.25 per share in connection with the execution of his employment agreement. The Company has granted Mr. Hillas certain registration rights with respect to such shares.

4.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

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

5.   SUBSEQUENT EVENT
     ----------------

On October 28, 1998, the Company's Board of Directors approved a one-for-six reverse split of the Company's Common Stock and directed that the split be submitted for approval to the Company's stockholders at a Special Meeting of Stockholders scheduled to be held on November 24, 1998.

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

GENERAL
-------

The source of the Company's revenues to date includes (i) remediation services, including both in situ and ex situ bioremediation, (ii) commercial sales of the Company's biological degradation systems, and (iii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services, it has only recently seen the first substantial revenues from sales of full-scale biodegradation systems for the treatment of contaminated air and water. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and possibly the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures cannot be predicted.

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

On April 17, 1998, the State of Wisconsin adopted new emergency rules ("Emergency Rules") with regard to PECFA which effectively reduce the expected revenue per site that FMG can capture under the program for the foreseeable future. The State of Wisconsin's stated intent for issuance of the Emergency Rules was to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Until the issuance of the Emergency Rules, the Wisconsin Department of Natural Resources ("DNR") determined the appropriate remedial activity for each site under the program in every instance. Under the Emergency Rules, lower cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary. This is a significant change, since previously natural attenuation was not an approved option by the DNR and virtually all sites were actively remediated. Based upon the Company's experience, it is estimated that the active remediation approach under PECFA resulted in revenues ranging from $50,000 to $1,000,000 per site. The Company's current assessment of the Emergency Rules is that natural attenuation could reduce the revenues from a typical site to approximately $40,000 to $100,000. Per the Emergency Rules, DNR's authority extends only to sites where groundwater contamination is evident. Where contamination of soil exists without groundwater contamination, DCOM administers the remedial program with no DNR involvement. This regulatory event dramatically reduces the expected revenue, net income and cash flow for FMG.

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

RESULTS OF OPERATIONS
---------------------

Nine Months Ended September 30, 1998 Compared to
-------------------------------------------------
Nine Months Ended September 30, 1997
------------------------------------

For the nine months ended September 30, 1998, the Company's total revenues increased 16% to $20,933,804 from $18,023,772 in the same period in 1997. The net loss increased to $23,710,618 from $605,871 in the same period of 1997, while the basic and diluted net loss per share was $1.00 compared to $0.03 in the same period in 1997. The 1998 net loss includes the goodwill impairment charge of $21,670,028 ($0.92 per share) taken in the second quarter.

Commercial revenues in 1998 increased 18% to $18,956,699 from $15,999,246 in the same period in 1997. The increased commercial revenues are due primarily to the inclusion of sales of FMG, which was acquired in April 1997, and a substantial increase in revenues from the sale of the Company's air and water treatment systems and systems-related products.

Revenues from corporate and government research and development contracts decreased in the nine-month period ended September 30, 1998 by 2% to $1,977,105. In the nine-month period ended September 30, 1998, the Company recorded initial revenues under a Phase I grant from the National Science Foundation, a grant from the Department of Energy and two Phase II grants from the Department of Defense.

Total costs and expenses increased 140% to $44,770,553 (or 24% to $23,100,525 exclusive of the goodwill impairment charge discussed above) in the nine-month period ended September 30, 1998 from $18,632,681 in the same period in 1997.
The cost of commercial operations increased 42% to $15,396,329 during the first nine months of 1998 from $10,826,093 in the same period in 1997 due primarily to increased revenue levels and a greater percentage of systems sales, which typically carry lower margins than the Company's remediation services, combined with lower margins in remediation as the ratio of no margin subcontractor pass through revenue under the PECFA program to higher margin labor revenue was unfavorable in 1998 as compared to 1997. Research and development expenses increased 12% to $2,198,961 during the first nine months of 1998 from $1,954,965 in the same period in 1997 due primarily to the increased costs of supplies used to perform work under various corporate and government research and development contracts as well as an increase in internally funded research. Marketing, general and administrative expenses decreased 6% to $5,505,235 from $5,851,623 due primarily to a reduction in amortization of goodwill charges resulting from the impairment of goodwill write-off taken as of April 30, 1998, combined with the Company's continuing cost reduction efforts. As discussed above, during the second quarter of 1998 the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 that have negatively impacted the performance of FMG. As a result the Company concluded that the goodwill related to FMG was impaired and was written off in the second quarter of 1998.

Interest income decreased 25% to $141,766 in the nine-month period ended September 30, 1998 from $189,618 in 1997, due primarily to the decreased average cash available for investment. Equity in income from joint venture increased to $10,137 from a loss of $189,019 in the same period in 1997. The loss in 1997 was related to the CVT America joint venture which was subsequently acquired in its entirety by the Company in August 1997. The Company dissolved the venture and thereafter continued its operations as part of the Company's Commercial Air Group.

Three Months Ended September 30, 1998 Compared to
-------------------------------------------------
Three Months Ended September 30, 1997
-------------------------------------

For the three months ended September 30, 1998, the Company reported revenues of $6,916,719, a decrease of 13% from $7,928,775 for the same period in 1997. The Company experienced a net loss in the period of $654,424 as compared to a net loss of $183,778 in the same period of 1997, while the basic and diluted net loss per share was $0.03 as compared to $0.01 in the same period in 1997.

Third quarter 1998 commercial revenues decreased 13% to $6,311,204 from $7,292,027 in the same period in 1997. The Company's commercial revenues decreased as lower revenues from FMG, due primarily to the issuance of the Emergency Rules in April 1998, more than offset an increase in the Company's systems sales from its Commercial Air and Commercial Water Groups.

Revenues from corporate and government research and development contracts decreased 5% to $605,515 from $636,748 in 1997. In the three-month period ended September 30, 1998, the Company recorded initial revenues under a Phase II grant from the Department of Defense and a grant from the Department of Energy.

Total costs and expenses decreased 6% to $7,608,097 in the third quarter of 1998 from $8,125,811 in the same period in 1997. The cost of commercial operations increased 5% to $5,134,822 in the third quarter of 1998 from $4,880,074 in the same period in 1997 due primarily to sales being comprised of a greater percentage of systems sales which typically carry lower margins than the Company's remediation services, combined with lower margins in remediation as the ratio of no margin subcontractor pass through revenue under the PECFA program to higher margin labor revenue was unfavorable in 1998 as compared to 1997. Research and development expenses increased 18% to $729,124 in the third quarter of 1998 from $617,492 in the same period in 1997 due primarily to the increased costs of supplies used to perform work under various corporate and government research and development contracts as well as an increase in internally funded research. Marketing, general and administrative expenses decreased 34% to $1,744,151 in the third quarter of 1998 from $2,628,245 in the same period in 1997 due primarily to the Company's continuing cost reduction efforts, combined with the previously mentioned reduction in amortization of goodwill charges resulting from the impairment of goodwill write-off taken as of April 30, 1998.

Interest income decreased 32% to $43,338 in the three-month period ended September 30, 1998 due primarily to the decreased average cash available for investment. Equity in income from joint venture increased to $6,726 from a loss of $41,346 in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At September 30, 1998 the Company had cash and cash equivalents of $4,118,801 and working capital of $7,390,086. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents decreased $744,857 from December 31, 1997 to September 30, 1998 due primarily to cash used by operations of $1,006,168 and capital expenditures of $367,264 offset by proceeds of $620,000 from the issuance of common stock. The Company expects to incur additional expenditures in connection with the continued development and commercialization of its core technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

From December 31, 1997 to September 30, 1998 accounts receivable decreased by $541,848 primarily as a result of reduced revenues, and accounts payable decreased by $559,343 due to reduced revenue levels and shifts in the timing of project expenses. Accrued expenses and other liabilities decreased by $264,553 from December 31, 1997 to September 30, 1998 primarily due to the payment in the first quarter of 1998 of bonuses related to prior years. On September 30, 1998 the Company had $2,554,998 in reserve for claim adjustments and warranties, $2,017,252 of which is available with respect to potential PECFA claim adjustments related to approximately $57 million in unsettled PECFA submittals and $537,746 of which is available with respect to potential systems warranty claims and other contract issues. The Company is closely monitoring the reserve for claim adjustments with respect to the unsettled PECFA submittals due to the recent cost reduction measures undertaken by the State of Wisconsin. At this time management believes the reserve is adequate.

During the second quarter of 1998 the Company recorded a charge of $21,670,028 to reflect an impairment of goodwill. This is a non-cash charge with no impact on current cash balances or liquidity. It is anticipated that the Company's currently available cash, cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for the intermediate term.

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

The Company believes that its financial, operation and other informational systems, with limited modifications, will function properly with respect to dates in the year 2000 and thereafter. Many of the Company's systems and related software are presently Year 2000 compliant. The Company is in the process of bringing the remaining systems and software into compliance and expects to complete this process during the first half of 1999. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues and does not anticipate future expenditures to have a material impact on the Company's financial position or operating results.

In addition to in-house efforts, the Company is requesting that its material vendors, customers, banks and other third parties whose systems failures potentially could have a significant impact on the Company's business or results of operations verify their Year 2000 readiness and expects to complete this process during the first half of 1999. The Company will not be able to completely assess its Year 2000 readiness until such third parties assure the Company of their Year 2000 compliance. The Company has not been notified of any such noncompliance by any material third party. However, there can be no assurance that these third parties will not have Year 2000 problems which will affect the Company.

Based on the activities performed to date and subject to verification from major vendors, customers, banks and other third parties, the Company does not believe that the Year 2000 issue will have a material adverse effect on the Company's business or results of operations. However, the failure to correct a Year 2000 problem by the Company or any material third party could result in an interruption or failure in the Company's operations. Such interruption or failure could adversely affect the Company's results of operations, cash flows and financial condition.

At this time, the Company does not have a comprehensive contingency plan with respect to the Year 2000 issue. However, if the Company identifies significant risks related to Year 2000 noncompliance by the Company or any material third parties, the Company will develop contingency plans as deemed necessary at that time.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On September 23, 1998, the Company received a notice from The Nasdaq National Stock Market, Inc. that the shares of Common Stock have failed to maintain a closing bid price on the Nasdaq SmallCap Market of greater than or equal to $1.00 per share for 30 consecutive trading days, subjecting such shares to possible delisting. In order to stay the delisting, the shares of Common Stock must trade at a closing bid price of $1.00 per share or greater for ten consecutive trading days prior to December 23, 1998. On October 28, 1998, the Company's Board of Directors approved a one-for-six reverse split of the Company's Common Stock and directed that the split be submitted for approval to the Company's stockholders at a Special Meeting of Stockholders scheduled to be held on November 24, 1998. It is anticipated that following the reverse split, the shares of Common Stock will trade at a price that is higher than $1.00 per share during the relevant period to satisfy the Nasdaq continued listing requirements. However, there can be no assurance that, after the consummation of the reverse split, the shares of Common Stock will trade at six times the market price of the shares of Common Stock prior to the reverse split or that the Company will be able to satisfy all Nasdaq listing requirements (including the minimum bid price requirement) on a continuing basis.

On September 28, 1998, William C. Smith, Vice Chairman of the Board and Executive Vice President of the Company and President and Chief Executive Officer of the Company's Fluid Management Operations Group, notified the Company of his decision to retire effective December 31, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27    Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ENVIROGEN, INC.
                                (Registrant)



Date:  November 10, 1998        By:   /s/ Robert S. Hillas
                                      ------------------------
                                      Robert S. Hillas
                                      President and Chief Executive Officer


                                By:   /s/ Mark J. Maten
                                      ----------------------
                                      Mark J. Maten
                                      Vice President of Finance
                                      and Chief Financial Officer