Form 10-K
period 1998-12-31
ENVIROGEN INC
filed 1999-03-29
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-20404
December 31, 1998

                                 ENVIROGEN, INC.
                                  (Registrant)

        Delaware                                            22-2899415
--------------------------                     ---------------------------------
  (State of incorporation)                     (IRS Employer Identification No.)

 4100 Quakerbridge Road
   Lawrenceville, NJ                                           08648
--------------------------                     ---------------------------------
(Address of principal executive                             (Zip code)
  offices)

Registrant's telephone number, including area code:  (609) 936-9300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
     (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
     ---------       ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---------

     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of February 26, 1999 was approximately $3,943,162. (Reference is made to p. 15 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of February 26, 1999 was 3,965,951.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled May 13, 1999 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference in Part III of this report.

                                    PART 1

ITEM 1.  BUSINESS

Envirogen, Inc. ("Envirogen" or the "Company") is organized primarily on the basis of products and services being broken down into commercial operations and research and development services. The Company provides systems and services to remove pollutants from the air, water and soil. Many of its system and service offerings rely on advanced biological techniques that have been developed or refined by the Company. The developmental efforts at Envirogen focus on the isolation of naturally occurring organisms, enhancement of their performance and the design of advanced systems to optimize their activity for the biodegradation of various compounds in soil, air and water. Envirogen's approach is to utilize the appropriate technology to provide its clients with the most efficient, safe and cost-effective solutions to hazardous waste cleanup and treatment needs.

While the activities of the Company are principally commercial remediation, a substantial portion of the activities of the Company to date has been related to research funded by corporate and governmental sponsors to determine when advanced biological treatment systems are appropriate to treat hazardous or noxious waste.

GROWTH STRATEGY

Envirogen's growth model incorporates both an internal and external growth strategy. The internal growth strategy centers on increasing sales of the Company's core products and services through the continued commercialization of its technologies in concert with focused marketing and sales efforts. To supplement its internal growth, Envirogen has extended its product and service lines and geographical presence through selective acquisitions of companies with complementary capabilities aimed at producing synergistic results. The external growth strategy also includes entering into joint ventures and collaborative marketing agreements with firms that are interested in exploring and developing alternative remediation and pollution control technologies. In connection with this strategy, in 1998 Envirogen entered into a collaborative marketing agreement with United States Filter Corporation's Envirex Division to jointly pursue opportunities in the treatment of ammonium perchlorate, a component in rocket fuel, and methyl-tert-butyl-ether ("MTBE"), a gasoline additive.

BUSINESS AREAS

Envirogen's core competency is the application of biotechnology and biocomplementary technologies combined with expertise in traditional remediation technology for both the remediation of contaminated waste sites and for the treatment of contaminated waste streams. The evolution of the Company, catalyzed by acquisitions which have added synergistic technologies and capabilities onto its core base of expertise, is demonstrated by its increased scope of services and products offered to the marketplace and the expansion of its geographic presence. Envirogen's primary business areas are described below.

Soil Treatment
--------------

The majority of environmental problems are the result of the release into the environment of contaminants ranging from simple hydrocarbons to complex chlorinated compounds. Generally, the less complex a contaminant's molecular make-up, the more easily and quickly it will be degraded by bacteria that use the contaminant as a "food source." For instance, when hydrocarbon-based compounds such as gasoline or heating oil are spilled onto the ground, depending on various factors, indigenous soil bacteria are likely to be present to begin the biodegradation process to break down the contaminant into its core components of carbon dioxide and water. Contaminants with more complex molecular structures generally are more difficult to degrade. As molecular complexity increases the presence of indigenous bacteria that are capable of degrading the compound is less likely, resulting in the need for intervention to enhance the degradation process. The extent or degree of intervention ranges from the relatively subtle, such as biostimulation (stimulating indigenous bacteria) and bioaugmentation (injecting bacteria produced in a laboratory into the subsurface), to the more conspicuous, such as excavation and transport to another location. With an understanding of the direct relationship between cost and intervention, whereby costs generally increase with added degrees of intervention, Envirogen designs solutions that employ the least amount of intervention necessary in each given case to achieve an environmentally effective and cost-efficient solution.

Depending on the specific circumstances, the remediation of contaminated soils and groundwater may be undertaken with the contamination remaining in place, or in situ, or it may require removal of material from the contaminated area(s) for ex situ destruction. In the latter case, additional costs associated with the removal process, as well as the costs associated with increased handling, treatment or storage and transport of contaminated matter, are incurred.

Accordingly, Envirogen's process of designing solutions to maximize cost savings for its clients employs a hierarchical model of increasingly aggressive cleanup techniques. In situations where the cleanup can be performed in situ, the most "passive" form of biodegradation, known as intrinsic remediation, is first considered by Envirogen. Intrinsic remediation is the approach that allows contamination to be biodegraded through microbial degradation processes that have developed naturally at a contaminated site, and thereby occurs without any intervention. Based on the increased regulatory acceptance of intrinsic remediation in recent years, Envirogen has accelerated its efforts with this approach by developing intrinsic remediation protocols for a wide range of target contaminants from petroleum hydrocarbons to chlorinated solvents.

Envirogen's full range of in situ technologies include: traditional approaches, such as soil vapor extraction and air sparging; innovative biological-based techniques, such as biostimulation and bioaugmentation; and approaches combining the two, such as biosparging and bioventing, both of which stimulate degradative microbial activity through the addition of oxygen to the subsurface. The Company has recently developed commercial in situ capabilities for destruction of MTBE and trichloroethylene ("TCE"). Envirogen has steadily increased its in situ capabilities both through its internal developmental efforts as well as through acquisitions of companies with technologies in this category. Envirogen's acquisition of Massachusetts-based Vapex Environmental Technologies, Inc. ("Vapex") in 1991 and Michigan-based MWR in 1996 provided it with a portfolio of proprietary in situ capabilities. The scope of economical in situ capabilities is a major factor in Envirogen's success in receiving several contract awards from groups of prestigious Fortune 100 clients for the cleanup of Superfund sites.

Envirogen acquired Wisconsin-based Fluid Management, Inc. ("FMI") in April 1997. The acquisition significantly enhanced Envirogen's remediation capabilities and provided Envirogen with greater technical resources, broader geographical presence and broader client coverage. As a result of its acquisition of FMI, Envirogen provides specialized remediation services, including all aspects of underground and aboveground storage tank management, a broad range of engineering and construction services, air permitting, compliance management, storm water management, complete solid waste services, landfill engineering and waste characterization.

Envirogen's ex situ capabilities for soil treatment include both traditional and innovative approaches. Envirogen is a provider of reactor-based biosystems for the on-site destruction of vapor streams as a final remediation step that follows initial processes such as vapor extraction. Other ex situ technologies used by Envirogen include advanced landfarming, which involves the periodic mixing of contaminated soil with a solid sludge or aqueous slurry surface layer that contains degradative bacteria, and soil pile treatment, which uses soil mounded in rows and periodic tilling of the rows to stimulate biological degradation of contaminants.

Water Treatment
---------------

The enforcement of more rigorous water quality regulations has created a need for cost-effective systems to degrade contaminants in groundwater and plant effluent streams. The biological treatment of contaminated water streams is generally recognized as a cost-effective alternative to more traditional physical and chemical methods such as thermal, UV-based and adsorption processes.

The biological treatment of contaminated water streams relies on the destruction of chemicals by microorganisms, attached to a filter media or otherwise contained in a reactor, to catalyze chemical reactions that break down contaminants into less harmful compounds. Utilizing its knowledge of biocatalysis and advanced reactor design, the Company is able to combine efficient microorganisms with the optimum bioreactor design to achieve the destruction of a given contaminant. Envirogen's research and development has led to full-scale reactor systems for the treatment of contaminants ranging in complexity from simple hydrocarbons to complex compounds which are difficult to degrade, such as MTBE. The Company has developed the following reactor designs:

     . Fluidized Bed Reactor - The Fluidized Bed Reactor ("FBR") consists of a columnar reactor containing media that serves as an attachment surface for microorganisms. The contaminated liquid flows through the reactor where microorganisms degrade the contaminants. The reactor maintains high concentrations of biomass under high flow rate conditions. The optimal use of this system is for the treatment of high flow, medium concentration waste streams containing contaminants such as hydrocarbons, aromatics, solvents, ammonia or nitrates.

          Envirogen's efforts in its water program include installation of an FBR at an industrial site for the removal of aniline and nitrobenzene from groundwater. As evidence of the cost-effectiveness of the technology, the client estimated that the FBR system would save at least $1.8 million in capital and operating costs over the life of the remediation project when compared to conventional technologies. In addition, during 1998 Envirogen designed and installed an FBR at an industrial site for the removal of ammonium perchlorate from ground water. Ammonium perchlorate is associated with a number of industries and has been identified as a ground water contaminate in 46 states. The Company believes these products have applications in a number of industries including petrochemicals, pharmaceuticals, pulp and paper, and industries using paints or solvents. During 1998, the Company designed an FBR system to treat ground water leachate on the site of a former manufactured gas plant for an electric utility.

     . Membrane Bioreactor - The Membrane Bioreactor ("MBR") consists of a liquid-phase bioreactor coupled with a membrane clarification unit. Following the biological treatment of the contaminated stream, the contents of the bioreactor are pumped to the membrane unit where the solids and liquids are separated with clean effluent being discharged and biomass being recycled back into the bioreactor. The optimal use of this system is for high concentration, moderate flow-rate streams with complex or difficult to degrade compounds, such as MTBE, 1,4-dioxane and pesticides.

          During 1998, the Company entered into a contract to design an MBR system to treat landfill leachate and other wastewaters as part of a 13-acre pretreatment facility under construction by a municipality.

     . In addition, Envirogen applies other reactor systems for specific applications. These systems include Submerged Fixed-Film reactors and Suspended Growth reactors.

During 1997, the Company worked with Rhone-Poulenc to develop high-performance biological technologies and systems for the industrial wastewater treatment market. During 1998, the Company and Rhone-Poulenc restructured the agreement thereby allowing each company to move forward on a more independent basis.

Air Treatment
--------------

Motivated by the 1990 Clean Air Act Amendments ("CAAA"), which have increasingly regulated the release of toxic compounds into the atmosphere, Envirogen embarked upon a program in the early 1990's to commercialize biotechnology to treat both odor-causing chemicals and volatile organic compounds. Referred to as biofiltration technology, the biological treatment of contaminated air streams is generally recognized as a cost effective alternative to physical and chemical treatment methods such as incineration, adsorption and chemical scrubbing. Envirogen's advancements in biofiltration include the development of systems for the cost-effective treatment of odors and contaminants such as hydrogen sulfide, carbon disulfide, styrene, terpenes, alcohols, aldehydes, mixed solvents associated with the printing and surface coating industry and hydrocarbons associated with remediation.

A biofiltration system consists of a large containment vessel ("reactor"), within which microorganisms, attached to either an organic or inorganic filter media, are used to catalyze chemical reactions that break down airborne contaminants into less harmful compounds. As a contaminated vapor stream passes through the filter bed, contaminants are transferred from the vapor to the biofilm layer and are consumed by the microorganisms. Research and numerous field trials done by Envirogen resulted in the following bioreactor technologies:

   . Biofilter - A Biofilter utilizes an organic filter media as the support for the biofilm layer containing the microorganisms. The system, which is optimized for dilute waste streams, provides destruction efficiencies of up to 99% and typically provides substantial operating cost savings and equivalent or lower capital costs when compared to the more traditional chemical or physical removal technologies.

   . Biotrickling Filter - A Biotrickling Filter operates on the same principle as a Biofilter but utilizes a synthetic packing material instead of the organic filter media used in the Biofilter. The Biotrickling Filter operates with a recirculating liquid flow over the packing material. This recirculating liquid flow is initially inoculated with microorganisms which form a biofilm layer on the packing. The contaminants are transferred to, and degraded by, microorganisms present within both the recirculating liquid and the biofilm layer. The Biotrickling Filter is an attractive alternative for the treatment of more difficult to degrade compounds with the advantage of reduced system footprint and reduced operating costs as compared to more traditional technologies.

To expand on Envirogen's portfolio of air treatment products and services, Envirogen formed a joint venture in 1995 with nv VAM of the Netherlands. The venture was acquired in its entirety by Envirogen in August 1997 and now provides Envirogen with a line of patented modular biofiltration systems and other technologies for the treatment of odors, air toxics and volatile organic contaminants for specific segments of the air pollution control market. The acquired technologies, combined with the Biofilter and Biotrickling Filter designs of Envirogen, underscore Envirogen's goal to attain a leadership position in the biological air pollution control market. The Company believes that these products have applications in a number of industries which include municipal waste treatment facilities, composting plants and the forest products industries.

Envirogen is distinguished in this market by having completed work on numerous full-scale air system installations ranging in contract size from approximately $35,000 up to $1.8 million. This includes Biofilters the Company built for a decorative hardwood panel manufacturer and for a synthetic sponge manufacturer.

During 1998 Envirogen designed and built a large flow capacity system, under a contract with Waste Management of New York ("WMNY"). The contract with WMNY called for Envirogen to provide a turn-key biofiltration odor control system to treat exhaust air from a municipal waste/biosolids composting facility that WMNY constructed and will operate for the Municipal Authority of Rockland County in New York.

In February 1999, Envirogen expanded its relationship with United States Filter Corporation Davis Process Division ("US Filter") in the biofilter market to treat noxious odors in municipal waste water applications. Under the agreement, US Filter will be responsible for sales, marketing and manufacturing, while Envirogen will continue product development.

TECHNOLOGY

Envirogen conducts research and development aimed at developing new, more efficient environmental technologies for the remediation of hazardous waste and for pollution control. Envirogen's technology is based on two elements: microorganisms (biocatalysts) with exceptional degradative abilities; and engineered systems, including proprietary bioreactors and processes. Envirogen has conducted extensive testing of microorganisms and bioreactors and has assembled a staff of scientists, engineers and consultants with expertise in biochemistry, molecular biology, microbiology, hydrology, chemical and mechanical engineering and systems design. During 1998, Envirogen spent approximately $3.0 million on research and development projects, approximately $2.6 million of which was funded by third parties or government agencies.

Microorganisms
--------------

Envirogen's biodegradation processes are based on naturally occurring microorganisms that are either indigenous to a hazardous waste site or are introduced to the site for controlled usage by Envirogen. The microorganisms under development are primarily bacteria, which are microscopic, single-cell organisms that under defined conditions can break down contaminants into less complex substances. For example, if the contaminant is benzene, the byproducts from its complete degradation are carbon dioxide and water.

There are naturally occurring bacteria capable of degrading nearly all natural organic compounds under appropriate conditions. However, highly effective naturally occurring bacteria capable of degrading many synthetic compounds (such as polychlorinated biphenyls ("PCB's") and TCE) are not as common and can be difficult to utilize. These synthetic compounds were designed to be chemically stable, which means that it may take many years before they are naturally degraded.

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

Engineered Systems
------------------

Envirogen has designed and constructed several different engineered systems using bioreactors to enhance the biodegradative capabilities of the microorganisms when they make contact with the contaminated air, water or soil. By using a bioreactor, variables such as temperature and pH (acid or base) can be controlled, and measured amounts of oxygen and nutrients can be added to the mixture of microorganisms and contaminated materials, thereby optimizing the degradative environment.

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

In 1998, Envirogen was awarded a patent on its process for the biodegradation of MTBE. The invention utilizes a class of microorganisms that use propane and propanol as their growth substrate while also biodegrading MTBE and other ether-base fuel additives.

Externally Funded Research
--------------------------

As discussed earlier, strict regulations and the prohibitive cost of traditional treatment methods have forced business and government to seek lower-cost alternatives to their hazardous waste problems. In particular, various agencies of the Federal government have been early and strong supporters of innovative technologies aimed at achieving this goal. This support is evident through the government's Small Business Innovation Research (SBIR) program, which awards grants of various sums to companies for specific areas of research and development. In addition to the numerous Phase I and Phase II SBIRs that Envirogen has previously received, Envirogen was awarded two two-year Phase II SBIR contracts in 1998 for the development of advanced technologies. One SBIR, for the Department of Defence ("DOD"), is to develop and test a field biotrickling filter for treating air containing paint and stripping solvents. The second SBIR, also for the DOD, is to continue development of an in situ biotreatment process for chlorinated solvents using biostimulation.

The Company contracts with major corporations and government entities to conduct feasability studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasability studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity. With limited exceptions, the Company is not subject to any royalty or exclusive license agreements arising from its research and development contracts. See
Note 14 to the Company's Consolidated Financial Statements for a description of existing license agreements.

Envirogen's research and development efforts with microorganisms and engineered systems, along with many other existing products and systems still under development, lay the scientific groundwork to safer, more responsive commercial applications. The result is a cleaner environment achieved with cost-savings for industry.

MARKETING

The Company's products and services are marketed to customers by both a dedicated sales staff and by the Company's technical staff. Once a potential client or project opportunity is identified, the Company uses its expertise in a variety of disciplines as appropriate to provide specific solutions to meet an individual client's needs.

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

Under the Toxic Substances Control Act ("TSCA"), the EPA has the authority to regulate the use of chemicals for commercial purposes. A premanufacture notice ("PMN") is required to be filed with the EPA 90 days in advance of the manufacture for commercial purposes of any "new" chemical substance. To date, the EPA has not asserted that isolated strains of naturally-occurring microorganisms are chemical substances under TSCA. Since 1986, however, genetically-modified microorganisms, with certain limited exceptions, have been considered "new" chemical substances by the EPA. As a result, any manufacture of genetically-modified microorganisms that Envirogen may consider in the future for commercial use or the release of genetically-modified microorganisms into the environment will require the filing of a PMN, subject Envirogen to the EPA's premanufacturing review process and require the development of risk assessment information. Depending on the nature of the microorganism, this process may be time-consuming and costly. Envirogen has been advised by the EPA that Envirogen's proposed use of genetically-modified microorganisms in a bioreactor is a "contained" use for purposes of research and development. In April 1997, the EPA adopted new regulations for its TSCA biotechnology program that define the criteria under which the use of genetically-modified microorganisms in a bioreactor will be considered "contained." Envirogen believes the time and cost of obtaining EPA approval for its commercial systems may be reduced as a result of the EPA's new regulations for its TSCA biotechnology program. Envirogen continues to monitor regulatory approvals required by the EPA under TSCA and by various state and local authorities related to Envirogen's intended use of genetically-modified bacteria.

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

COMPETITION

The environmental remediation industry is highly fragmented and competitive. The Company competes primarily on the basis of price by using its technologies to provide remediation solutions which are more cost effective than alternative approaches. Competitors include engineering and construction firms, environmental management service firms and specialized technology companies, including companies focusing on developing advanced biological remediation technologies similar to Envirogen's technologies. As technological advances are made and become more widely known, the larger environmental firms may acquire these companies and technologies and offer such technologies as part of an overall solution to a hazardous waste remediation project. Because these companies have significantly greater financial resources than Envirogen and can offer a wider range of services, Envirogen may be at a competitive disadvantage.

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

EMPLOYEES

As of December 31, 1998, Envirogen had 185 full-time employees, including 113 in engineering, 25 in research and development, 32 in administration and finance and 15 in marketing. Doctoral degrees are held by 11 employees and encompass the disciplines of biochemistry, molecular biology, chemical engineering, microbiology and microbial physiology. Each of Envirogen's key employees is subject to a confidentiality agreement with Envirogen covering Envirogen's processes and plans relating to its business and activities. Envirogen is not subject to any collective bargaining agreements and believes that its relationship with its employees is excellent.

ENVIRONMENTAL LIABILITY AND INSURANCE

Envirogen could be held strictly liable under various laws and regulations if microorganisms or hazardous wastes cause harm to humans or the environment, even if Envirogen were not negligent. Although Envirogen has a combined professional liability and contractor's pollution liability insurance program that also provides limited product liability coverage, there can be no assurance that environmental liabilities that may be incurred by Envirogen will be covered by its insurance or that the dollar amount of covered liabilities will not exceed policy limits. Accordingly, a partially or completely uninsured judgment against Envirogen could have a materially adverse effect on Envirogen.
Liability insurance market conditions may make it impossible or uneconomical for Envirogen to obtain combined professional and contractor's pollution liability or product liability insurance, which may adversely affect its ability to market its products and services. Although Envirogen attempts to mitigate some of the uninsured risks by typically not taking title to its customers' waste or transporting such waste, such measures may not be sufficient to avoid all potential liability.

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

ITEM 2.  PROPERTIES

The Company's headquarters is located in Lawrenceville, New Jersey, where it leases 40,200 square feet of office space for its administrative, laboratory and pilot facilities. The Company also leases an aggregate of approximately 60,200 square feet of office and warehouse space in Illinois, Massachusetts, Michigan, Texas and Wisconsin. Management believes that the Company's facilities are adequate and suitable for its current and proposed operations for the immediately foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently involved in litigation relating to services previously provided at a customer site where remediation work was performed. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. No specific damages have been claimed by this customer and, at the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

During 1998, the Company reached settlement on previously disclosed litigation matters relating to services at customer sites. These settlements did not have a material impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on November 24, 1998 to vote on a proposal to effect a one-for-six reverse split of the Company's Common Stock, and in connection therewith proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 23,795,635 (pre-reverse split). At the meeting the proposal was submitted to a vote to the stockholders, with the tabulation of votes as follows:

          For            Against    Abstentions
          ---            -------    -----------

       16,089,200        506,644       2,000

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

      Name                  Age                   Position
      ----                  ---                   --------
Robert S. Hillas            50       President, Chief Executive Officer and
                                       Chairman of the Board
Ronald Unterman, Ph.D.      53       Senior Vice President and Chief
                                       Scientific Officer
Mark J. Maten               41       Vice President, Finance and Chief
                                       Financial Officer
Douglas W. Jacobson         53       Senior Vice President
David N. Enegess            52       Vice President Systems Sales and Services
Peter Nangeroni             40       Vice President Operations

Robert S. Hillas, President, Chief Executive Officer and Chairman of the Board, joined the Company in April 1998. Mr. Hillas served as a Managing Director and a member of E.M. Warburg, Pincus & Co., L.L.C. ("Warburg") and its predecessors from 1993 until April 1998. Mr. Hillas served as Warburg's nominee director to the Company from April 1997 to April 1998. Mr. Hillas is also a director of ATMI, Inc. and United States Filter Corporation. Mr. Hillas received his undergraduate degree from Dartmouth College and a Masters in Business Administration from Stanford University.

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

Mark J. Maten joined the Company on January 1, 1998 as Vice President of Finance and Chief Financial Officer. From February 1997 until December 1997, Mr. Maten served as a business consultant and financial advisor in a consulting capacity to a number of companies. From June 1992 until January 1997, Mr. Maten was Senior Vice President and Chief Financial Officer of Enviroplan, Inc., a leading provider of continuous emission monitoring systems to the electric utility industry. Mr. Maten also served as a member of the Board of Directors for Enviroplan, Inc. Mr. Maten is a member of the American Institute of Certified Public Accountants. Mr. Maten received his undergraduate degree from the University of Michigan and a Masters in Business Administration degree from Indiana University.

Douglas W. Jacobson joined the Company as Senior Vice President and Vice President of the Company's Wisconsin Operations Group when Fluid Management, Inc., a company of which he was a founder, was acquired by the Company in April 1997. Mr. Jacobson was the Vice President and Secretary of FMI since its inception in 1989. Mr. Jacobson has over 25 years of technical and marketing experience in the petroleum products, oil re-refining and solvent recovery programs for numerous manufacturing facilities and served in a sales management capacity for several manufacturing and service companies. Mr. Jacobson has a degree in Mechanical Engineering from the University of Wisconsin and is a Wisconsin registered Professional Engineer.

David N. Enegess was appointed Vice President Systems Sales and Services in January 1999. Mr. Enegess is a founder of the Company and has served as Vice President of Marketing and Commercial Development (June 1988 until March 1997) as well as Vice President of Product Development (April 1997 until December
1998). From 1982 until he joined the Company, he served in various capacities, most recently as Vice President of Corporate Development, for American NuKEM Corporation (formerly known as WasteChem Corporation), a company which sells equipment, systems and services for the treatment of hazardous wastes. Mr. Enegess received his undergraduate and masters degrees in chemical engineering from Tufts University.

Peter E. Nangeroni joined the Company when Vapex was acquired in 1991 and served as Vice President of the Vapex Division until 1995. In 1996 Mr. Nangeroni was named Vice President of Operations and was appointed a corporate officer in February 1999. Mr. Nangeroni's background includes management and technical experience in the remediation, consulting/engineering, waste management and construction industries. Mr. Nangeroni has a degree in Civil Engineering from Tufts University and is a registered Professional Engineer in the Commonwealth of Massachusetts.

                                    PART II


ITEM 5.   MARKET PRICE FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

Envirogen's Common Stock is traded in the Nasdaq SmallCap Market under the symbol "ENVG". The Common Stock prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth for the periods indicated the high and low closing prices for Envirogen's Common Stock as reported by Nasdaq. The stock prices have been adjusted to reflect the one-for-six reverse split of the Company's common stock on November 24, 1998 on a retroactive basis.

              1998              HIGH             LOW
              ----              ----             ---
          1st Quarter          $ 9.75          $ 6.19
          2nd Quarter          $12.19          $ 6.57
          3rd Quarter          $ 7.88          $ 2.25
          4th Quarter          $ 3.00          $ 1.00

              1997
              ----
          1st Quarter          $21.39          $15.00
          2nd Quarter          $19.50          $15.00
          3rd Quarter          $21.00          $15.00
          4th Quarter          $21.00          $ 9.00

The closing price for the Common Stock on February 26, 1999 was $1.69. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The number of stockholders of record as of March 12, 1999 was 245, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 1,800.

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

SUMMARY OF OPERATIONS
                                                             Years Ended December 31,
                             ------------------------------------------------------------------------------------

                                     1998             1997/(1)/       1996/(2)/          1995           1994
                             ---------------------  --------------  --------------  --------------  -------------
 Revenues                           $  26,220,877   $  25,769,509   $  12,919,594   $   8,033,698   $  6,134,577
 Costs and expenses                    52,541,064      28,885,818      15,689,306      10,279,694     10,503,989
 Interest, net                            159,277         210,573         170,783         169,972        111,659

 Equity in income (loss) of
  joint ventures                           13,688        (210,497)        (52,629)        (93,437)             -
 Other, net                                (3,804)         26,047           7,601          16,961              -
                                    -------------   -------------   -------------   -------------   ------------
 Net loss                             (26,151,026)     (3,090,186)     (2,643,957)     (2,152,500)    (4,257,753)
 Preferred stock
  dividends                                     -               -         (36,458)       (233,333)             -
                                    -------------   -------------   -------------   -------------   ------------
 Net loss applicable to
   Common Stock                      ($26,151,026)   ($ 3,090,186)   ($ 2,680,415)   ($ 2,385,833)   ($4,257,753)
                                    =============   =============   =============   =============   ============

 Basic and diluted net
   loss per share applicable
   to Common Stock/(3)/                    ($6.64)         ($0.93)         ($1.41)        ($1.87)         ($3.43)
                                    =============   =============   =============   ============   =============

SUMMARY OF FINANCIAL POSITION
                                                                   December 31,
                                    ----------------------------------------------------------------------------

                                         1998         1997/(1)/       1996/(2)/          1995           1994
                                         ----         ---------       ---------          ----           ----
Total assets                        $  17,945,879   $  42,727,012   $  12,716,624   $   8,585,233   $  6,704,806
Working capital                         5,151,482       8,099,057       7,094,266       4,934,700      3,628,377
Long-term obligations                       4,644          12,671          42,176          60,951        177,704
Redeemable convertible
  Preferred Stock                               -               -               -       1,728,621              -
Stockholders' equity                    8,461,789      33,992,254      10,047,233       4,863,357      5,400,207
---------------

(1)  The financial data for 1997 includes the results of operations of FMI (acquired April 10, 1997) from the date of acquisition.
(2)  The financial data for 1996 includes the results of operations of MWR (acquired February 9, 1996)
     from the date of acquisition.
(3)  The per share amounts have been adjusted to reflect the one-for-six reverse stock split of the
     Company's common stock on November 24, 1998 on a retroactive basis.

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

GENERAL
-------

The Company's revenues to date have been from (i) commercial operations, consisting of revenue from remediation services, conventional treatment systems and soil vapor extraction systems and the Company's biological degradation systems (including both in situ and ex situ bioremediation), and (ii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although great strides have been made in the commercialization of these systems, significant expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems. The amount and timing of such expenditures cannot be predicted.

On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's Wisconsin Operations Group (the "Group"). Remediation services and installation of traditional remediation systems are the Group's core business and generate the greatest portion of the Group's revenues. Pursuant to the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), a program funded by the State of Wisconsin for cleaning up underground storage tanks, the Group's clients (or their lending banks) are entitled to seek reimbursement for a majority of the remediation costs paid to the Group. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Group's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Group has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Group which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. In certain instances, the Company has written guarantees to banks which, under certain conditions, could obligate the Company to reimburse the bank for items disallowed under the program. Since the Company acquired FMI, the Company has reimbursed its clients and their lending banks an aggregate of $834,225. At December 31, 1998, the Company had $3,659,043 in reserves with respect to potential ineligible claims related to approximately $56 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

On April 17, 1998, the State of Wisconsin adopted new emergency rules ("Emergency Rules") with regard to PECFA which effectively reduced the expected revenue per site that the Wisconsin Operations Group can capture under the program for the foreseeable future. The State of Wisconsin's stated intent for issuance of the Emergency Rules was to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Until the issuance of the Emergency Rules, the Wisconsin Department of Natural Resources ("DNR") determined the appropriate remedial activity for each site under the program in every instance. Per the Emergency Rules, DNR's authority extends only to sites where groundwater contamination is evident. Where contamination of soil exists without groundwater contamination, DCOM administers the remedial program with no DNR involvement. Under the Emergency Rules, lower-cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary. This is a significant change, since natural attenuation was previously not an approved option and virtually all sites were actively remediated. Based upon the Company's experience, it is estimated that the active remediation approach under PECFA resulted in revenues ranging from $50,000 to $1,000,000 per site. Since the adoption of the Emergency Rules, the Company's revenues from a typical site were reduced to approximately $40,000 to $100,000. This regulatory event has resulted, and is expected to continue to result, in a dramatic decrease in revenue, net income and cash flow from the Wisconsin Operations Group. The Company is not aware of any proposed or pending changes to the PECFA program that would have a materially favorable impact on the business of the Wisconsin Operations Group.

As a result of this event, the Company reviewed the carrying value of the long-lived assets associated with its acquisition of FMI and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of the goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the Wisconsin Operations Group discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the FMI acquisition.

As a result of the acquisition of FMI in April 1997, the Company's results of operations during each of the years presented below may not be directly comparable.

RESULTS OF OPERATIONS
---------------------

1998 COMPARED TO 1997
---------------------

The Company reported revenues in 1998 of $26,220,877 as compared to $25,769,509 for 1997, an increase of 2%. The net loss applicable to common stock in 1998 increased to $26,151,026 from $3,090,186 in 1997, while the basic and diluted net loss per share was $6.64 compared to $0.93 in 1997. The 1998 net loss includes the goodwill impairment charge of $21,670,028 ($5.50 per share) taken in the second quarter.

Commercial revenues (net of reserves for ineligible PECFA claims) increased 3% to $23,648,398 from $23,044,622 in 1997 while revenues from corporate and government research and development contracts decreased 6% to $2,572,479 from $2,724,887 in 1997. The increased commercial revenues are due primarily to increased sales of the Company's services and products related to biological degradation systems, offset in part by decreases in service and conventional systems related revenues generated under the PECFA program at the Wisconsin Operations Group. An analysis of recent trends indicate an increase in the claims DCOM is declaring ineligible for reimbursement, which resulted in an additional $1,650,000 charge against revenue in the fourth quarter of 1998.

Revenues from corporate and government research and development contracts decreased primarily due to the decreased volume of Phase II Small Business Innovative Research Grants ("SBIR") the Company is actively working on. In 1998, the Company recorded initial revenues under two Phase I SBIRs from the National Science Foundation, two Phase II SBIRs from the Department of Defense, as well as a Phase II SBIR and a grant from the Department of Energy.

Total costs and expenses increased to $52,541,064 (or 7% to $30,871,036 exclusive of the $21,670,028 goodwill impairment charge discussed above) in 1998 from $28,885,818 in 1997. The cost of commercial operations increased 25% to $20,994,139 in 1998 due to the inclusion of expenses of the Wisconsin Operations Group for the entire year. Research and development expenses increased 10% to $2,998,271 in 1998 due to an increase in internal development projects to develop new commercial products. Marketing, general and administrative expenses decreased 26% to $6,928,628 in 1998 from $9,356,153 in 1997 due primarily to headcount reductions, other overhead expense reduction efforts and reduced amortization of goodwill associated with the FMI acquisition after recording the goodwill impairment charge in the second quarter of 1998.

Interest income decreased 26% to $180,545 in 1998 due primarily to the lower level of cash available for investment in 1998. Equity in income of joint ventures amounted to $13,688 in 1998 compared to a loss of $210,497 in 1997 due primarily to the Company's participation in the losses of the CVT America joint venture in 1997. On August 10, 1997, the Company acquired the remaining 50% of the venture, dissolved the venture and thereafter continued its business as part of the Company's commercial operations.

1997 COMPARED TO 1996
---------------------

The Company reported revenues in 1997 of $25,769,509, an increase of 99% from 1996. The net loss applicable to common stock in 1997 increased 15% to $3,090,186, while the basic and diluted net loss per share was $0.93 compared to $1.41 in 1996. The decrease in basic and diluted net loss per share is due to an increase in the number of shares outstanding primarily from issuance of common stock in connection with the FMI acquisition and a related private placement.

Commercial revenues increased 112% to $23,044,622 in 1997 from $10,892,871 in 1996 while revenues from corporate and government research and development contracts increased 34% to $2,724,887 in 1997 from $2,026,723 in 1996. The increased commercial revenues are due primarily to the inclusion of sales of the Company's Wisconsin Operations Group, acquired on April 10, 1997.

Revenues from corporate and government research and development contracts increased primarily due to the increased volume of Phase II SBIRs the Company is actively working on. In 1997, the Company recorded initial revenues under a Phase I SBIR from the National Science Foundation, three Phase II SBIRs from the National Science Foundation, two Phase I and one Phase II SBIRs from the Department of Defense, as well as two other grants from the Department of Defense and the Department of Energy.

Total costs and expenses increased 84% to $28,885,818 in 1997 from $15,689,306 in 1996. The cost of commercial operations increased 74% to $16,799,454 in 1997 due to increased revenue levels combined with the establishment of a $500,000 warranty reserve relating to systems and a $330,000 increase in reserve for bad debts to cover the write-off of certain uncollectible receivables of the MWR Operations Group. Research and development expenses increased 14% to $2,730,211 in 1997 due to an increase in work under corporate and government research and development contracts. Marketing, general and administrative expenses increased 216% to $9,356,153 due primarily to expenses of the Wisconsin Operations Group, amortization of goodwill associated with the FMI acquisition, severance related expenses associated with the resignation of the Company's former Chief Executive Officer, and increased marketing expenses associated with the Company's development programs. In 1996 the Company provided for a contract claim of $650,000 to cover the cost of repairing the biofiltration systems the Company built for the Nylonge Corporation. The repairs to the system were completed and the system restarted in late 1996.

Interest income increased 25% to $242,373 due primarily to the increased level of cash available for investment as a result of the Company's private placement of common stock in April 1997. Equity in loss of joint ventures amounted to $210,497 in 1997 compared to $52,629 in 1996 due primarily to the Company's participation in the losses of the CVT America joint venture. On August 10, 1997, the Company acquired the remaining 50% of the venture, dissolved the venture and thereafter continued its business as part of the Company's commercial operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial operations, research grants from government agencies, public offerings and private placements of equity securities and research and development agreements with major industrial companies. At December 31, 1998, the Company had cash and cash equivalents of $3,407,910 and working capital of $5,151,482. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents decreased $1,455,748 from December 31, 1997 to December 31, 1998 as proceeds from the issuance of common stock of $620,000 were offset by cash used by operations of $1,633,110 and capital expenditures of $453,307. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation systems can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

Revenue from certain of the Company's contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method, measured by the percentage relationship of costs incurred from contract inception to date to the estimated total costs for each contract. The asset "Unbilled revenue" represents revenues recognized in excess of amounts billed. Correspondingly, the liability "Deferred revenue" represents billings in excess of costs and estimated earnings. The balance in these accounts will fluctuate depending on a number of factors, including the number and size of fixed-price contracts, contract terms and other timing and cost issues. At December 31, 1998, unbilled revenue was $185,470 lower than at December 31, 1997 due primarily to lower revenue in the last quarter of 1998 versus the same period in 1997.

Accounts receivable decreased by $649,562 from December 31, 1997 to December 31, 1998 on lower fourth quarter 1998 revenue. Accrued expenses and other liabilities decreased by $826,298 from December 31, 1997 to December 31, 1998 primarily due to the payment in 1998 of bonuses and severance related to prior years and to lower state tax reserves. On December 31, 1998, the Company had $4,150,133 in reserve for claim adjustments and warranties, $3,659,043 of which is attributable to potential PECFA claim adjustments related to approximately $56 million in unsettled PECFA submittals and $491,090 of which is attributable to potential systems warranty claims and other contract issues.

It is anticipated that the Company's currently available cash and cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for at least the next 18 to 24 months. The Company may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available on terms favorable to the Company, if at all.

OTHER MATTERS
-------------

As of December 31, 1998, the Company had a net operating loss carryforward of approximately $23,000,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2018. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in 1998. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The adoption of SFAS 130 did not have any effect on the Company's consolidated financial statements.

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosure of segment information.

The Company also adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") in 1998. SFAS 132 changed current financial statement disclosure requirements for pension and other postretirement benefit plans. SFAS 132 did not, however, change the measurement or recognition provisions of existing accounting standards. The adoption of SFAS 132 did not have any effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

THE YEAR 2000 ISSUE - READINESS DISCLOSURE
------------------------------------------

The Year 2000 issue is the result of computer systems and other equipment with processors that identify a year with only two digits rather than four. If not corrected, many computer applications and date sensitive equipment could fail or create erroneous results before, during and after the Year 2000. The Company utilizes information technology ("IT") systems such as computer networking systems and non-IT devices such as building security equipment, that are subject to potential failure due to the Year 2000 issue.

The Company has developed and implemented a plan to achieve year 2000 readiness (the "Y2K Program"). The Y2K Program is coordinated at the corporate level and is implemented by individuals in the Company's offices throughout the country. The Y2K Program has been implemented in the following phases: (1) identification and assessment of all critical computer systems and equipment requiring modification or replacement; (2) remediation or replacement and testing of modifications to critical items; (3) evaluation of third parties; and (4) development of contingency and business continuity plans to mitigate the effect of any system or equipment failure to the Company's operations, systems and equipment arising from the Year 2000 issue. Progress reports on the Y2K Program will be presented regularly to the Company's senior management and periodically to the Audit Committee of the Company's Board of Directors.

The Year 2000 issue could affect the systems, transaction processing, computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems, marketing services, proprietary engineering and procurement systems and technical reference databases. With respect to business systems, such as general ledgers, human resources and payroll and field accounting software, phases (1) and (2) of the Y2K Program are expected to be completed by June 1999. Operating software, network capabilities and hardware are being addressed via upgrades. Completion of the upgrade process is expected by June 1999. A standard compliance process will be used to certify Year 2000 compliance with vendors of purchased software.

Remediation/replacement and testing of the Company's mission critical systems and equipment in use at the Company's locations is expected to be completed by June 1999. Mission critical items are those that might have a significant adverse effect in one or more of the following areas: safety, environmental, legal or financial exposure and Company credibility and image.

With respect to systems and equipment provided to clients, the Company does not control and is not responsible for the upgrades, additions and/or changes made by its clients, or by others for its clients, to those systems and equipment. Accordingly, the Company does not provide to its clients any assurances, nor current information about Year 2000 capabilities, nor potential Year 2000 problems, with respect to past projects.

Regarding current projects, the Company is currently evaluating those projects for Year 2000 readiness and determining whether any additional action is required. The Company relies directly and indirectly on external systems utilized by its suppliers and on equipment and materials provided by those suppliers and used for the Company's business. The Company has established a procedure for reviewing Year 2000 compliance by each of its suppliers. As part of that process, the Company has identified critical suppliers and is currently assessing the level of compliance for each. The Company requires its suppliers to certify and guarantee Year 2000 compliance of their systems and equipment provided. Given the number of suppliers utilized by the Company, compliance assessment is ongoing. Although initial reviews indicate that Year 2000 compliance by the Company's suppliers should not have a material adverse affect on the Company's operations, there can be no assurance that suppliers will resolve all Year 2000 issues with their systems and equipment in a timely manner.

The Company uses both internal and external resources in its Y2K Program. The Company has estimated that to date it has spent less than $10,000, primarily on software upgrades, on the Year 2000 issue. It anticipates spending an additional $50,000 to $100,000 for additional software upgrades, hardware modifications and administrative costs. The program will be funded out of working capital and expensed as incurred. The Y2K Program has not affected any other IT initiatives. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. These costs are the Company's best estimate given other ongoing systems initiatives. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company is developing contingency plans to address the Year 2000 issues that may pose a significant risk to its ongoing operations and existing projects. Such plans will include the implementation of alternate procedures to compensate for any systems and equipment malfunctions or deficiencies with the Company's internal systems and equipment, with systems and equipment utilized at the Company's project sites and with systems and equipment provided to clients. During the remediation phase of the internal business systems, the Company has been and will be evaluating potential failures and will attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

The Company's Y2K Program is subject to a variety of risks and uncertainties, some of which are beyond the Company's control. Those risks and uncertainties include, but are not limited to, availability of qualified computer personnel, the Year 2000 readiness of third parties and the Year 2000 compliance of systems and equipment provided by suppliers. No assurance can be given that the Company will achieve Year 2000 readiness. Further, there is the possibility that significant litigation may occur due to business and equipment failures caused by the Year 2000 issue. It is uncertain whether, or to what extent, the Company may be affected by such litigation. The failure of the Company, its clients (including governmental agencies), suppliers of computer systems and equipment, joint venture partners and other third parties upon whom the Company relies, to achieve Year 2000 readiness could materially and adversely affect the Company's results from operations, liquidity or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

        ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 ENVIROGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                    ----------------------------------
                                                                         1998                1997
                                                                    --------------      --------------
        ASSETS
        Current assets:
          Cash and cash equivalents                                    $3,407,910          $4,863,658
          Accounts receivable, net of allowance for doubtful
             accounts of $539,544 in 1998 and $605,963 in 1997          6,327,599           6,977,161
          Unbilled revenue                                              4,028,183           4,213,653
          Inventory                                                       185,553             248,712
          Prepaid expenses and other current assets                       681,683             517,960
                                                                     -------------       -------------
             Total current assets                                      14,630,928          16,821,144

        Property and equipment, net                                     1,478,003           1,757,577
        Restricted cash                                                   309,300             309,300
        Investment in and advances to joint venture                       101,336              87,648
        Intangible assets, net                                          1,183,024          23,488,607
        Other assets                                                      243,288             262,736
                                                                     -------------       -------------
             Total assets                                             $17,945,879         $42,727,012
                                                                     =============       =============

        LIABILITIES
        Current liabilities:
          Accounts payable                                             $3,441,114          $3,449,512
          Accrued expenses and other liabilities                        1,121,917           1,948,215
          Reserve for claim adjustments and warranties                  4,150,133           2,577,218
          Deferred revenue                                                759,060             730,365
          Current portion of capital lease obligations                      7,222              16,777
                                                                     -------------       -------------
             Total current liabilities                                  9,479,446           8,722,087

        Capital lease obligations, net of current portion                   4,644              12,671
                                                                     -------------       -------------
             Total liabilities                                          9,484,090           8,734,758
                                                                    --------------      --------------

        Commitments and contingencies (see Note 14)

        STOCKHOLDERS' EQUITY
        Common stock, 3,975,868 and 3,892,400 shares issued and
          outstanding at December 31, 1998 and 1997, respectively          39,759              38,924
        Additional paid-in capital                                     59,671,189          59,051,463
        Accumulated deficit                                           (51,243,209)        (25,092,183)
        Less:  Treasury stock, at cost                                     (5,950)             (5,950)
                                                                     -------------       -------------
             Total stockholders' equity                                 8,461,789          33,992,254
                                                                     -------------       -------------
             Total liabilities and stockholders' equity               $17,945,879         $42,727,012
                                                                     =============       =============





        The accompanying notes are an integral part of these consolidated financial statements.
        The consolidated financial statements have been adjusted to reflect the 1 for 6 reverse stock split (see Note 2).



                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Year Ended December 31,
                                                --------------------------------------------------
                                                    1998             1997             1996
                                                ---------------   --------------    --------------

Revenues:
    Commercial operations                          $23,648,398      $23,044,622       $10,892,871
    Research and development services                2,572,479        2,724,887         2,026,723
                                                ---------------   --------------    --------------

      Total revenues                                26,220,877       25,769,509        12,919,594
                                                ---------------   --------------    --------------

Cost of commercial operations                       20,944,137       16,799,454         9,676,960
Provision for contract claim                                                              650,000
Research and development costs                       2,998,271        2,730,211         2,403,566
Marketing, general and administrative expenses       6,928,628        9,356,153         2,958,780
Impairment of long-lived assets                     21,670,028
                                                ---------------   --------------    --------------

      Total costs and expenses                      52,541,064       28,885,818        15,689,306
                                                ---------------   --------------    --------------

Other income (expense):
    Interest income                                    180,545          242,373           193,776
    Interest expense                                   (21,268)         (31,800)          (22,993)
    Equity in income (loss) of joint ventures           13,688         (210,497)          (52,629)
    Other, net                                          (3,804)          26,047             7,601
                                                ---------------   --------------    --------------
        Other income, net                              169,161           26,123           125,755
                                                ---------------   --------------    --------------

Net loss                                           (26,151,026)      (3,090,186)       (2,643,957)

Preferred stock dividends                                                                 (36,458)
                                                ---------------   --------------    --------------

Net loss applicable to Common Stock               ($26,151,026)     ($3,090,186)      ($2,680,415)
                                                 ==============    =============     =============


Basic and diluted net loss per share applicable
    to Common Stock                                     ($6.64)          ($0.93)           ($1.41)
                                                 ==============    =============     =============

Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                   3,940,269        3,340,336         1,895,825
                                                 ==============    =============     =============




The accompanying notes are an integral part of these consolidated financial statements.
The consolidated financial statements have been adjusted to relect the 1 for 6 reverse stock split (see Note 2).


                                ENVIROGEN, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 1998, 1997 and 1996



                                         Common Stock         Additional                       Treasury Stock
                                 ---------------------------   Paid-in       Accumulated    ----------------------
                                     Shares       Amount       Capital         Deficit        Shares    Amount
                                 -------------- ------------  -------------  -------------- ----------  ----------
Balance at December 31, 1995,
  as previously reported              9,049,460   $90,495     $24,100,394     ($19,321,582)   (59,500)  ($5,950)
1 for 6 reverse stock split          (7,541,217)  (75,413)         75,413                      49,583
                                 --------------- ---------    -------------  -------------- ----------  ----------
Balance at December 31, 1995
  restated to reflect the 1998
  reverse stock split                 1,508,243   $15,082     $24,175,807     ($19,321,582)    (9,917)  ($5,950)

Net loss                                                                        (2,680,415)
Conversion of Convertible
  Preferred Stock                       233,334     2,333       1,726,288
Issuance of Common Stock for cash       333,334     3,334       4,604,650
Issuance of Common Stock to
  acquire MWR, Inc.                      76,084       761       1,510,254
Exercise of stock options                 4,336        43          16,628
                                 ---------------  -------     -----------     -------------  ---------  --------
Balance at December 31, 1996          2,155,331   $21,553     $32,033,627     ($22,001,997)    (9,917)  ($5,950)

Net loss                                                                        (3,090,186)
Issuance of Common Stock to
  Warburg, Pincus Ventures, L.P.
  for cash                            1,015,873    10,159      15,703,217
Issuance of Common Stock to
  acquire Fluid Management, Inc.        698,413     6,984      10,993,018
Issuance of Common Stock to
  acquire remaining interest in
  joint venture                          16,667       167         265,433
Exercise of stock options                 6,116        61          56,168
                                 ---------------  -------     -----------     -------------  ---------  --------
Balance at December 31, 1997          3,892,400   $38,924     $59,051,463     ($25,092,183)    (9,917)  ($5,950)

Net loss                                                                       (26,151,026)
Issuance of Common Stock for cash        83,334       833         619,167
Exercise of stock options                   134         2             559
                                 --------------   -------     -----------     -------------  ---------  --------
Balance at December 31, 1998          3,975,868   $39,759     $59,671,189     ($51,243,209)    (9,917)  ($5,950)
                                 ==============   =======     ===========     =============  =========  ========

Preferred Stock:  Authorized 2,000,000 shares, par value $.01 per share.  No preferred shares issued or outstanding at December 31, 1996, 1997 and 1998.
   Common Stock:  Authorized 50,000,000 shares, par value $.01 per share.



The accompanying notes are an integral part of these consolidated financial statements.
The consolidated financial statements have been adjusted to reflect the 1 for 6 reverse stock split (see Note 2).


                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS


                                                                           Year Ended December 31,
                                                                  ------------------------------------------
                                                                      1998         1997         1996
                                                                  -------------- ------------  -------------
 Cash flows from operating activities:
   Net loss                                                        ($26,151,026) ($3,090,186)  ($2,643,957)
   Adjustments to reconcile net loss to cash used by
    operating activities:
     Depreciation and amortization                                    1,336,935    1,826,595       992,697
     Provision for claim adjustments and warranties                   2,324,823      930,783       650,000
     Provision for doubtful accounts                                     73,533      512,225        84,800
     Equity in (income) and loss of joint ventures                      (13,688)     210,497        52,629
     Impairment of long-lived assets                                 21,670,028
     Other                                                                3,811        3,707        (8,521)

   Changes in operating assets and liabilities, net of the effect of acquisitions:
        Accounts receivable                                             576,029      (71,951)     (850,546)
        Unbilled revenue                                                185,470     (696,417)      107,213
        Prepaid expenses and other current assets                      (163,723)    (184,631)      216,271
        Inventory                                                        63,159        7,817        48,606
        Other assets                                                     19,448      (76,824)       56,423
        Accounts payable                                                 (8,398)    (941,189)      182,942
        Accrued expenses and other liabilities                         (826,298)     422,812        (7,380)
        Reserve for claim adjustments and warranties                   (751,908)    (334,383)     (823,775)
        Deferred revenue                                                 28,695      405,460      (111,804)
                                                                  -------------- ------------  -------------
        Net cash used by operating activities                        (1,633,110)  (1,075,685)   (2,054,402)
                                                                  -------------- ------------  -------------

 Cash flows from investing activities:
    Capital expenditures                                               (453,307)    (557,635)     (102,744)
    Investment in and advances to joint venture                                     (304,770)     (100,000)
    Direct costs relating to purchase of remaining 50% interest
        in joint venture                                                              (6,629)
    Acquisition of Fluid Management, Inc.                                        (13,574,197)
    Acquisition of MWR, Inc.                                                                    (1,332,000)
    Proceeds from sale of property and equipment                         27,690       22,004         9,750
                                                                  -------------- ------------  -------------
        Net cash used in investing activities                          (425,617) (14,421,227)   (1,524,994)
                                                                  -------------- ------------  -------------

 Cash flows from financing activities:
   Debt repayment                                                                     (4,287)       (4,333)
   Capital lease principal repayments                                   (17,582)     (18,810)     (124,020)
   Net proceeds from exercise of stock options                              561       56,229        16,671
   Net proceeds from issuance of Common Stock                           620,000   15,713,376     4,607,984
   Cash dividends paid on Redeemable Cumulative
        Convertible Preferred Stock                                                                (51,041)
                                                                  -------------- ------------  -------------
        Net cash provided by financing activities                       602,979   15,746,508     4,445,261
                                                                  -------------- ------------  -------------

 Net (decrease) increase in cash and cash equivalents                (1,455,748)     249,596       865,865

 Cash and cash equivalents at beginning of year                       4,863,658    4,614,062     3,748,197
                                                                  -------------- ------------  -------------

 Cash and cash equivalents at end of year                            $3,407,910   $4,863,658    $4,614,062
                                                                   =============  ===========   ============

 The accompanying notes are an integral part of these consolidated  financial statements.

The consolidated financial statements have been adjusted to reflect the 1 for 6 reverse stock split (see Note 2).

                                ENVIROGEN, INC.
              CONSOLIDATED  STATEMENTS OF CASH FLOWS (Continued)



                                                                            Year Ended December 31,
                                                                  ------------------------------------------
                                                                      1998         1997         1996
                                                                  -------------- ------------  -------------
Supplemental disclosures of cash flow information:
-------------------------------------------------

   Cash paid for interest                                               $29,251      $21,304       $23,041
                                                                   =============  ===========   ============

   Cash (refunded) paid for income taxes                               ($94,152)    $112,354        $2,110
                                                                   =============  ===========   ============


 Supplemental disclosures of non-cash investing and financing activities:
 -----------------------------------------------------------------------

  -The Company entered into capital lease obligations amounting to $48,932 during 1996.  No capital leases were entered into in 1998 and 1997.

 -In April 1997, the Company acquired Fluid Management, Inc. for $12,187,531 in cash and 698,413 shares of Common
  Stock valued at $11,000,002.  In connection with the acquisition, the Company also paid $1,386,666 of FMI's outstanding debt.

 - In February 1996, the Company acquired MWR, Inc. for $1,332,000 in cash and 76,084 shares of Common Stock valued at $1,511,015.

The accompanying notes are an integral part of these financial statements.

The consolidated financial statements have been adjusted to reflect the 1 for 6 reverse stock split (see Note 2).

                               ENVIRONGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

1.  BUSINESS AND ORGANIZATION
    -------------------------

     Envirogen, Inc. ("Envirogen" or the "Company") offers systems and services to remove pollutants from the air, water and soil. Many of its system and service offerings rely on advanced biological techniques, developed or refined by the Company. To supplement its internal growth, Envirogen has expanded its capabilities and geographical presence through acquisitions. The most recent of these acquisitions was Wisconsin-based Fluid Management, Inc. ("FMI") that was acquired by the Company on April 10, 1997 and is now known as the "Wisconsin Operations Group". MWR, Inc. ("MWR") of Lansing, Michigan, a wholly-owned subsidiary, was acquired on February 9, 1996. On August 8, 1997, the Company purchased the 50% interest held by nv VAM ("VAM") in CVT America L.L.C., a 50/50 joint venture between VAM and the Company. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter. (See Note 3).

     While the activities of the Company are principally commercial remediation, a substantial portion of the activities of Envirogen to date have been related to research with corporate and governmental sponsors and the determination of the feasibility of designed and advanced biological systems to treat and degrade hazardous or noxious wastes. Certain of Envirogen's bioremediation systems have proven commercial viability, while others may require substantial additional research, development and testing to determine their commercial viability and may require significant additional financing. The Company is subject to a number of other risks similar to those of other companies in similar stages of development, including but not limited to short operating history, losses to date, future capital needs, dependence on key personnel, competition, risk of technological obsolescence, governmental regulations and approvals and limited manufacturing and marketing capabilities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Envirogen and MWR. Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method. All material intercompany balances and transactions are eliminated in consolidation.

     RECLASSIFICATIONS

     Certain reclassifications have been made to conform the presentation of prior years with the 1998 financial statement presentation.

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              -----------------

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

     RESERVES FOR CLAIM ADJUSTMENTS AND WARRANTIES

     The Company provides for potential amounts it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA related revenue dollar a reserve is set up to cover amounts which may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. In certain instances, the Company has written guarantees to banks which, under certain conditions, could obligate the Company to reimburse the bank for items disallowed under the program. At December 31, 1998, the Company had $3,659,043 in reserves with respect to potential ineligible claims related to approximately $56 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     The Company also had $491,090 in reserves at December 31, 1998 with respect to potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises.

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

     Balances billed but not paid by customers pursuant to retainage provisions in contracts will be due upon completion of the contracts and acceptance by the owner. The retainage balance at December 31, 1998 of $57,710 is expected to be collected within the next 12 months.

     An allowance for doubtful accounts has been established based on management's assessment of the collectibility of all amounts billed and unbilled (including amounts subject to retainage) as of December 31, 1998.

     RESEARCH AND DEVELOPMENT

     All costs relating to research and development activities are expensed as incurred.

     PER SHARE DATA

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") to calculate net loss per share applicable to common stock. All prior periods presented have been retroactively restated to conform to the SFAS 128 requirements. SFAS 128 requires the presentation of basic and diluted per share amounts.
     Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for all periods presented, both basic and diluted per share

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

     calculations are the same. Accordingly, options and warrants to purchase 501,739, 631,911 and 523,349 shares of common stock that were outstanding at December 31, 1998, 1997 and 1996, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

     On October 28, 1998, the Company's Board of Directors authorized a one-for-six reverse split of the Company's common stock. Effective November 24, 1998, the stockholders approved the reverse split. All references herein to number of shares, per share amounts, stock option data, warrants and market prices of the Company's common stock have been adjusted to reflect the reverse stock split on a retroactive basis.

     SEGMENT INFORMATION

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosure on segment information (see Note
     18).

     ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in 1998. Comprehensive income represents the change in net assets of a business enterprise as a result of nonowner transactions. The adoption of SFAS 130 did not have any effect on the Company's consolidated financial statements.

     The Company also adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") in 1998. SFAS 132 changed current financial statement disclosure requirements for pension and other postretirement benefit plans. SFAS 132 did not, however, change the measurement or recognition provisions of existing accounting standards. The adoption of SFAS 132 did not have any effect of the Company's consolidated financial statements.

     IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

     INCOME TAXES

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (see Note 10).

3.   BUSINESS ACQUISITIONS
     ---------------------

     On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI") of Pewaukee, Wisconsin for approximately $12.2 million in cash and 698,413 shares of the Company's common stock valued at $11,000,002. In connection with the acquisition, the Company also paid approximately $1.4 million of FMI's outstanding debt. FMI, a full-service environmental consulting and engineering firm with offices in Pewaukee, La Crosse, Ashwaubenon and Mosinee, Wisconsin and Geneva, Illinois, was merged into the Company and is now operated as the Wisconsin and Illinois Operations Groups. The acquisition has been accounted for under the purchase method of accounting and the excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $22,877,482. The goodwill was to be amortized over 20 years. In April 1998 a regulatory change caused the Company to review the carrying value of long-lived assets associated with the FMI acquisition. Based upon this evaluation, the Company concluded that the long-lived assets related to FMI were impaired and the remaining goodwill was written-off (see Note 4).

     On August 8, 1997, the Company issued 16,667 shares of common stock valued at $265,600 to nv VAM in exchange for the transfer by VAM to the Company of
     (i) VAM's 50% ownership interest in CVT America L.L.C. (a joint venture between the Company and VAM) and (ii) certain patents and proprietary technology related to the biological treatment of chemical contaminants in air streams. The Company also incurred $6,629 in direct costs associated with the acquisition. The acquisition, which has been accounted for under the purchase method of accounting, resulted in goodwill of $323,340 which is being amortized over ten years. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter.

     On February 9, 1996, the Company purchased all of the outstanding capital stock of MWR, Inc. for approximately $2,843,000. The purchase price included 76,084 shares of Company Common Stock valued at approximately $1,511,000. MWR is a provider of in situ remediation services with particular expertise in soil vapor extraction. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $1,063,615 and a covenant not to compete of $232,000. These intangibles are being amortized over ten and five years, respectively.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

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

                                                 Year Ended          Year Ended
                                             December 31, 1997   December 31, 1996
                                                (Unaudited)         (Unaudited)
                                             ------------------  ------------------

     Net revenues                                $  32,292,697         $34,022,818
     Net loss                                     ($ 1,994,228)          ($ 23,383)
     Basic and diluted net loss per share
      applicable to Common Stock                      ($  0.51)            ($ 0.01)

4.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In April 1997, the Company acquired FMI, now known as the Wisconsin and Illinois Operations Groups. The majority of the Wisconsin Operations Groups work is eligible for reimbursement to its clients under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), the program funded by the State of Wisconsin for cleaning up leaking underground storage tanks. On April 17, 1998, the State of Wisconsin adopted new emergency rules with regard to PECFA which effectively reduced, and is expected to continue to reduce, the revenue per site that the Wisconsin Operations Group can capture under the program. The State of Wisconsin's stated intent for issuance of the new emergency rules is to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Pursuant to the emergency rules, lower cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary.

     As a result of this event, the Company reviewed the carrying value of long-lived assets associated with its acquisition of FMI and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the Wisconsin Operations Group discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition. The Company is not aware of any proposed or pending changes to the PECFA program that would have a materially favorable impact on the business of the Wisconsin Operations Group.

5.   SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
     --------------------------------------

     During the fourth quarter of 1998, the Company recorded a $1,650,000 charge to increase the reserve for ineligible PECFA claims. On each PECFA related revenue dollar a reserve is set up to cover amounts which may be declared ineligible (see Note 2). DCOM reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). An analysis of recent trends indicated an increase in the claims the State is declaring ineligible for reimbursement, which resulted in an increase in the reserve and the additional charge to earnings.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

     During the fourth quarter of 1997, the Company recorded approximately $1.2 million of adjustments which had a negative impact on the Company's operations, including warranty reserves associated with systems of $490,000 and severance-related expenses of $369,000.

6.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment, net at December 31, 1998 and 1997 consisted of the following:

                                                1998         1997
                                            ------------  -----------
     Computer equipment                       $  801,423   $  739,271
     Acquired computer software                  359,640      210,000
     Vehicles                                     42,300       42,300
     Laboratory and field equipment            2,566,452    2,038,718
     Equipment and vehicles under
      capital leases                             598,975      598,975
     Furniture and office equipment              569,319      564,895
     Leasehold improvements                      568,203      565,822
     Construction in progress                     14,659      359,683
                                              ----------   ----------
                                               5,520,971    5,119,664
     Less:  Accumulated depreciation and
      amortization                             4,042,968    3,362,087
                                              ----------   ----------
                                              $1,478,003   $1,757,577
                                              ==========   ==========

     Accumulated amortization on equipment under capital leases amounted to $570,083 and $497,855 at December 31, 1998 and 1997, respectively.
     Depreciation and amortization expense amounted to $701,380, $765,703 and $797,049 for the years ended December 31, 1998, 1997 and 1996, respectively. No interest has been capitalized in 1998, 1997 or 1996.

7.   RESTRICTED CASH
     ---------------

     At December 31, 1998 and 1997, the Company had $309,300 of restricted cash classified as a non-current asset. These funds serve as collateral on a performance bond for a major contract.

8.    INTANGIBLE ASSETS
      -----------------

     Intangible assets, net at December 31, 1998 and 1997 consisted of the following:

                                           1998          1997
                                        -----------  ------------
     Goodwill                            $1,431,700   $24,309,182
     Patents                                222,611       222,611
     Covenant not to compete                232,000       232,000
                                         ----------   -----------
                                          1,886,311    24,763,793
     Less:  Accumulated amortization        703,287     1,275,186
                                         ----------   -----------
                                         $1,183,024   $23,488,607
                                         ==========   ===========

     Amortization expense for intangible assets amounted to $635,555, $1,060,891, and $195,648 for the years ended December 31, 1998, 1997 and
     1996, respectively.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

9.   ACCRUED EXPENSES AND OTHER LIABILITIES
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 1998 and 1997 consisted of the following:

                                                1998         1997
                                             -----------  -----------
     Salaries, benefits and payroll taxes     $  642,536   $  927,804
     Taxes                                       199,589      429,540
     Professional Fees                           148,500      113,576
     Severance                                    75,477      322,050
     Other                                        55,815      155,245
                                              ----------   ----------
                                              $1,121,917   $1,948,215
                                              ==========   ==========

10.  INCOME TAXES
     ------------

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax debits due to the uncertainty of realization. The change in the valuation allowance for the year ended December 31, 1998 was an increase of $1,411,812.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                              1998                  1997
                                          Deferred Tax          Deferred Tax
                                      Assets (Liabilities)  Assets (Liabilities)
                                      --------------------  --------------------
     Accrued liabilities                      $ 1,405,010           $ 1,248,537
     Contract reserve                             147,046                34,000
     Depreciation                                 (29,183)               30,274
     Amortization                                  48,010                67,143
     Bad debts                                    183,445               206,027
     Partnership interest                                                29,580
     Net operating loss - federal               7,914,308             7,274,556
     State taxes                                3,498,386             2,865,093
     Tax credits                                  297,187               297,187
                                              -----------           -----------
                       Total                   13,464,209            12,052,397
     Valuation allowance - federal             (9,965,823)           (9,187,304)
     Valuation allowance - state               (3,498,386)           (2,865,093)
                                              -----------           -----------
     Total net deferred taxes                 $         0           $         0
                                              ===========           ===========

     As of December 31, 1998, the Company had a net operating loss carryforward of approximately $23,000,000 for Federal income tax purposes which is available to offset future taxable income, if any, between the years 1999 and 2018. The timing and manner in which these losses may be utilized are limited to approximately $1,700,000 per year based on preliminary calculations of ownership changes to date under Internal Revenue Code
     Section 382.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

11.  CAPITAL STOCK
     -------------

     COMMON STOCK

     On April 10, 1997, the Company issued 1,015,873 shares of common stock to Warburg, Pincus Ventures, L.P. ("Warburg Pincus") resulting in net proceeds of $15,713,376. The net proceeds from the financing were used to fund the cash portion of the FMI acquisition and to supplement the working capital of the combined enterprise. An officer of Warburg Pincus is also a director of the Company.

     On May 24, 1996, the Company successfully completed the private placement of 333,334 shares of Common Stock resulting in net proceeds of $4,607,984. Allen & Company Incorporated ("Allen & Company"), a former principal stockholder of the Company, acted as the placement agent. An officer of Allen & Company is also a director of the Company.

     PREFERRED STOCK
     ---------------

     In May 1996, all outstanding Convertible Preferred Stock was voluntarily
     converted into an additional 233,334 shares of Common Stock.   Regular
     Preferred Stock dividends of $36,458 were recognized in 1996. In 1997, the shares of Common Stock issued upon conversion of the Preferred Stock were registered with the Securities and Exchange Commission for resale by the holders thereof.

12.  OPTIONS AND WARRANTS
     --------------------

     In April 1990, the Company adopted the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Plan") which expires in March 2000.
     Under the amended terms of the Plan, the Company's Stock Option Committee is authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 583,334 shares of Common Stock. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 1998, there were 118,809 additional options available for grant under the Plan.

     In May 1993, the Company adopted the 1993 Directors' Non-Qualified Stock Option Plan (the "1993 Plan") which expires in May 2003. Under the amended terms of the 1993 Plan, an option to purchase 2,500 shares of Common Stock shall be automatically granted to each new Non-Employee Director on the day the Non-Employee Director is first elected as a member of the Board of Directors. Thereafter, an option to purchase 834 shares of Common Stock shall be granted on June 1 of each year to each Non-Employee Director who is elected at subsequent annual meetings of stockholders, except that a Non-Employee Chairman of the Board shall be granted an option to purchase 1,250 instead of 834 shares of Common Stock. Non-Employee Directors who are not initially elected at an Annual Meeting of Stockholders will receive a pro rata portion of 834 shares (or 1,250 shares with respect to a Non-Employee Chairman of the Board) of Common Stock based on the number of full months remaining from the date of election until the next Annual Meeting of Stockholders divided by twelve. Any fractional shares resulting from such calculation shall be rounded up to the nearest whole number. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 1998, there were 21,963 additional options available for grant under the 1993 Plan.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

     In 1998, the Board of Directors approved a program allowing employees to exchange all options held for an equal number of replacement options at the greater of (i) the then-current market price or (ii) $2.40 per share. Participating employees received new stock options with an exercise price of $2.40 per share and agreed to a new five-year vesting schedule (20% per year) commencing on December 7, 1998. As a result, options for 296,495 shares were forfeited in exchange for new options to purchase the same number of shares. The President of the Company excluded himself from participating in the option exchange program.

     Generally, options granted become exercisable at a rate of 20% per annum from the date of grant, and the option price may not be less than 100% and 75% of the fair market value on the date of grant for ISOs and NQSOs, respectively. The annual Non-Employee Director grants vest at the end of the first year of grant.

     Following is a summary of the stock option transactions for 1996, 1997 and 1998:

                                                         Weighted                          Weighted
                                                         Average                           Average
                                         Number of      Exercise                          Fair Value
                                          Shares        Price Per       Option            per Option
                                        Outstanding       Share       Price Range          Granted
                                        -----------     ---------    ---------------      ----------
     Balance December 31, 1995             134,906        $14.67     $1.20 - $43.50
     Granted                               129,985        $19.03                            $11.76
     Forfeited                           (   5,220)       $19.88
     Exercised                           (   4,336)       $ 3.85
                                          --------
     Balance December 31, 1996             255,335        $16.96     $1.20 - $43.50
                                          --------
     Granted                               229,255        $15.65                            $ 8.04
     Forfeited                           (  94,077)       $17.97
     Exercised                           (   6,116)       $ 9.20
                                          --------
     Balance December 31, 1997             384,397        $16.06     $1.20 - $43.50
                                          --------
     Granted                               404,000        $ 3.69                            $ 1.60
     Forfeited                            (343,192)       $15.67
     Exercised                           (     134)       $ 4.20
                                          --------
     Balance December 31, 1998             445,071        $ 5.16     $2.40 - $35.28
                                          ========

     Exercisable at December 31, 1995       34,560        $14.18
     Exercisable at December 31, 1996       55,629        $15.37
     Exercisable at December 31, 1997       93,018        $16.77

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     The following table summarizes the information about stock options outstanding at December 31, 1998:

                                                    Options Outstanding             Options Exercisable
                                           -------------------------------------  ------------------------
                                                            Weighted
                                              Number        Average     Weighted      Number      Weighted
                                          Outstanding at   Remaining    Average   Exercisable at  Average
                    Range of               December 31,   Contractual   Exercise   December 31,   Exercise
                 Exercise Prices               1998       Life (Years)   Price         1998        Price
         -------------------------------------------------------------------------------------------------
               $   1.20 to  $ 4.20           301,414           9.81       $ 2.41       5,003       $ 2.95
                   6.54 to   10.26            90,001           9.05         6.82       4,000        10.26
                  10.50 to   14.28            12,785           7.81        11.83       3,531        12.65
                  16.80 to   23.28            36,034           7.36        18.08      28,383        17.94
                  30.00 to   35.28             4,834           4.52        31.71       4,834        31.71
         ------------------------------------------------------------------------------------------------
               $   1.20 to $ 35.28           445,068           9.34       $ 5.16      45,751       $16.68
         ------------------------------------------------------------------------------------------------

     The Company applies the provisions of APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements in respect to the above plans as all options have been granted at or greater than fair market value. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:

                                                         1998           1997          1996
                                                     -------------  ------------  ------------

         Pro forma net loss applicable to
            Common Stock                             ($26,777,247)  ($3,561,695)  ($3,031,940)
         Pro forma basic and diluted net loss per
            share applicable to Common Stock               ($6.80)       ($1.07)       ($1.60)

     As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

     The pro forma compensation expense of $626,221, $471,509 and $351,525 for 1998, 1997 and 1996, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                       1998           1997            1996
                                    ---------      ---------       ---------
     Dividend yield                    0              0               0
     Expected volatility            51.2%          40.6%           41.9%
     Risk free interest rate         4.99%          6.39%           6.53%
     Expected option lives           6.5 years      6.5 years       6.5 years

     In May 1996, the Company issued warrants to purchase an aggregate of 33,334 shares of the Company's Common Stock at an exercise price of $15.00 per share, including warrants to purchase 25,000 shares to a principal stockholder. The warrants expire seven years from the date of issuance.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

13.  RESEARCH AND DEVELOPMENT CONTRACTS
     ----------------------------------

     The Company contracts with major corporations and government entities to conduct feasibility studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasibility studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity. Generally, the Company is not subject to any royalty or exclusive license agreements arising from its research and development contracts, except as described in Note 14.

14.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     LEASES

     The Company is party to various operating leases relating to office, laboratory and pilot plant facilities, as well as vehicles and office equipment. All leases expire prior to 2005. The leases include escalation clauses and require that the Company pay for certain operating costs. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. The Company also has capitalized leases consisting principally of leases for office equipment.

     Future minimum payments under capital and noncancelable operating leases consisted of the following at December 31, 1998:

                                                    Capital    Operating
                                                    Leases      Leases
                                                  -----------  ----------
          1999                                     $  8,291    $1,320,748
          2000                                        4,837     1,073,190
          2001                                            -       752,539
          2002                                            -       730,515
          2003                                            -       603,592
          Thereafter                                      -       201,197
                                                   --------    ----------
          Total minimum lease payments               13,128    $4,681,781
          Less amount representing interest        (  1,262)   ==========
                                                   --------
          Present value of net minimum capital
           lease payments                          $ 11,866
                                                   ========

     Rent expense for operating leases was $1,655,676, $1,389,345 and $700,985 for the years ended December 31, 1998, 1997 and 1996, respectively.

     LICENSES

     Pursuant to a license agreement with Amgen, Inc. ("Amgen") dated February 27, 1990, the Company was granted an exclusive license to use naturally occurring and genetically-modified TCE-degrading bacteria and a non-exclusive license to use and sell naturally occurring and genetically-modified pesticide-degrading bacteria. The licenses are royalty-free and cover use of the bacteria in the United States and Canada. The Company issued Amgen 5,834 shares of Common Stock valued at $3,500 as consideration for the licenses. The licenses terminate in each

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     country upon the later of the expiration of the last remaining licensed patent or ten years following the first commercial use of the technology in such country.

     The Company has granted a customer, exclusively for its own operations, an irrevocable, non-exclusive, nontransferable license to use all presently existing and any future technology that the Company may own relating to PCB remediation and that is not otherwise subject to restrictions imposed by third parties. With certain limited exceptions, the Company is required to pay the customer a royalty based on gross revenues received by the Company from the utilization of any jointly-owned technology or any PCB-related remediation technology owned, developed or obtained by the Company. The maximum aggregate royalty payable to the customer by the Company under the technology agreement may not exceed the development funding received by the Company from the customer. The customer provided no additional funding in 1998. At December 31, 1998, the Company had no obligations under the royalty agreement and had received development funding from the inception of the development work in 1990 of approximately $3,523,000.

     LITIGATION

     The Company is currently involved in litigation relating to services previously provided at a customer site where remediation work was performed. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. No specific damages have been claimed by this customer and, at the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

     The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the Company's results of operations, cash flows or financial position.

     During 1998, the Company reached settlement on previously disclosed litigation matters relating to services at customer sites. These settlements did not have a material impact on the Company's results of operations, cash flows or financial position.

     ENVIRONMENTAL LIABILITY AND INSURANCE

     The Company could be held liable under various laws and regulations if microorganisms or hazardous wastes cause harm to humans or the environment, even if the Company were not negligent. Although the Company has contractor's pollution liability insurance, there can be no assurance that environmental liabilities that may be incurred by the Company will be covered by its insurance or that the dollar amount of covered liabilities will not exceed policy limits.

15.  RELATED PARTY TRANSACTIONS
     --------------------------

     In April 1995, a former principal stockholder of the Company acted as the placement agent for the Company's private placement of 280,000 shares of Series C Convertible Preferred Stock. An officer of the placement agent is also a director of the Company. The placement agent received warrants to purchase 23,334 shares of Common Stock at an exercise price of $7.50 per share. The warrants expire five years from the date of issuance. In April 1995, the Company entered into

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     a two-year financial advisory agreement with the placement agent and agreed to pay an annual fee of $100,000.

     In March 1996, the Company issued options for 16,667 shares of Common Stock at $16.92 per share to one of its directors under the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan. The options vested one year from the date of grant and expire ten years from the date of issuance. The director is an officer of a former principal stockholder.

     In May 1996, a former principal stockholder of the Company acted as the placement agent for the Company's private placement of 333,334 shares of Common Stock. An officer of the placement agent is also a director of the Company. The placement agent received a placement fee of $300,000, was reimbursed for certain legal fees and other expenses and received warrants to purchase 25,000 shares of the Company's Common Stock at an exercise price of $15.00 per share. The warrants expire seven years from the date of issuance.

     In December 1996, the Company engaged a former principal stockholder to provide financial advisory services, including the preparation and delivery of an opinion to the Company's Board of Directors regarding the fairness, from a financial point of view, of the terms of the acquisition of FMI and related private placement to Warburg Pincus (see Notes 3 and 11). The Company agreed to pay the stockholder $250,000. An officer of the stockholder is also a director of the Company.

     In April 1998, Robert S. Hillas, the Company's newly-appointed Chairman, President and Chief Executive Officer, purchased 83,334 shares of Common Stock from the Company at $7.50 per share in connection with the execution of his employment agreement. The Company granted Mr. Hillas certain registration rights with respect to such shares.

16.  EMPLOYEE BENEFITS
     -----------------

     The Company sponsors a combined 401(k) employee savings and retirement plan and profit sharing plan covering all employees, who are at least 21 years of age, with the exception of those employed by the Wisconsin and Illinois Operations Group's. The Company's contribution expense related to the 401(k) savings plan was $77,573, $83,488 and $81,630 for the years ended December 31, 1998, 1997 and 1996, respectively. There was no contribution expense related to the profit sharing plan.

     The Wisconsin and Illinois Operation Group's also have a 401(k) plan which provides for employee salary deferral contributions. Substantially all Wisconsin and Illinois employees are eligible to participate in this Plan. No Company contributions have been made to this plan. The Company's 401(k) plans were merged December 31, 1998 and the Company will make contributions under the merged plan. The Company does not maintain other pension or postretirement benefit plans.

17.  CONCENTRATION OF CREDIT RISK/OTHER
     ----------------------------------

     The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. The Company also provides a reserve for bad debts for accounts receivable where there is a probability of loss.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     The Company maintains demand deposits with two major banks and money market accounts with three financial institutions. At December 31, 1998 and 1997, substantially all of the Company's cash and cash equivalents were held in these money market accounts.

     The Company earns revenues under contracts for various federal government agencies. Revenue recognized under these contracts for the years ended December 31, 1998, 1997 and 1996 was $2,248,509, $2,103,243 and $1,417,059,
     respectively. These revenues are primarily from research and development contracts.

18.  SEGMENT INFORMATION
     -------------------

     In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The information for 1997 and 1996 has been restated from the prior years' presentation in order to conform to the 1998 presentation.

     The Company is organized primarily on the basis of products and services being broken down into two reportable segments (i) commercial operations and (ii) research and development services. The commercial operations segment is comprised of a number of business units in various locations which offer similar products and services to address the hazardous waste clean-up and treatment needs of a variety of customers throughout the United States. The Company offers products and services to provide its customers with solutions across all types of matter (soil, water and air). Usually, environmental problems affect more than one form of matter. As an example, a clean-up project at an industrial facility may include the following: 1) consulting services to define the problem and develop a clean-up strategy; 2) design, install and operate a soil vapor extraction system to remove contaminants from the soil; 3) design and installation of air treatment systems to prevent atmospheric contamination; and 4) design and installation of a ground water treatment system to treat pollutants which have passed through the contaminated soil and into the ground water.

     The research and development services segment identifies and develops innovative techniques to address pollution problems. The primary source of revenue for this segment consists of funding provided by third parties and government agencies to perform contract research to identify the techniques and technologies to address the problem, as opposed to commercial utilization of those techniques. This segment includes a core group based in the Company's Lawrenceville, New Jersey headquarters.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (see Note 2). The Company evaluates the performance of its segments on income before marketing, general and administrative expenses, income taxes, interest and other non-operating income and expense items. Intersegment sales and transfers are not significant.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     Information about reported segments for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                Research and
                                   Commercial   Development
                                   Operations     Services        Other          Total
                                  ------------  ------------  -------------  --------------
     1998
     ----
     Revenues                      $23,648,398   $2,572,479              -   $  26,220,877
     Segment profit (loss)           2,704,261     (425,792)   (28,429,495)    (26,151,026)
     Depreciation and amortization     278,293      159,434        263,653         701,380

     1997
     ----
     Revenues                      $23,044,622   $2,724,887              -   $  25,769,509
     Segment profit (loss)           6,245,168       (5,324)    (9,330,030)     (3,090,186)
     Depreciation and amortization     305,744      233,994        225,965         765,703

     1996
     ----
     Revenues                      $10,892,871   $2,026,723              -   $  12,919,594
     Segment profit (loss)             565,911     (376,843)    (2,869,483)     (2,680,415)
     Depreciation and amortization     400,190      277,983        118,876         797,049

     The following table presents the details of "Other" segment for the years ended December 31,
     1998, 1997 and 1996:

                                                    1998           1997            1996
                                               -------------   -------------   --------------
     Marketing, general and
       administrative expenses                ($  6,928,628)  ($  9,356,153)  ($  2,958,780)
     Impairment of long-lived assets            (21,670,028)              -               -
     Interest income                                180,545         242,373         193,776
     Interest expense                               (21,268)        (31,800)        (22,993)
     Equity in income (loss) of joint-venture        13,688        (210,497)        (52,629)
          Preferred stock dividends                       -               -         (36,458)
          Other, net                                 (3,804)         26,047           7,601
                                               -------------   -------------   -------------
                                              ($ 28,429,495)   ($ 9,330,030)  ($  2,869,483)
                                                ===========   =============   =============

     No customer accounted for more than 10% of the Company's revenues in 1998 or 1997. In 1996, one customer comprised 12% of the Company's revenues.

     The Company's business is conducted principally in the United States. Foreign revenues are not material. Asset information by reportable segment is not reported as the Company does not produce such information internally.

19.  JOINT VENTURES
     --------------

     On May 5, 1995, the Company and nv VAM of the Netherlands formed a joint venture, CVT America, L.L.C. ("CVT America"), to supply advanced biofiltration systems and services for the treatment of odors, air toxics and volatile organic contaminants to the air pollution control market in North and South America. Under the terms of the transaction, VAM transferred to CVT America substantially all of the assets, including a license agreement for the technology related

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

     to the biological treatment of chemical contaminants in air streams, of its wholly-owned subsidiary, CVT Air Technologies. For its 50% interest in CVT America, the Company paid $48,250 in cash and issued 9,690 shares of Envirogen common stock (valued at $125,000) to VAM and made an initial capital contribution to CVT America of $3,500. Additional capital contributions totaling $98,250 were made in the second half of 1995. In April 1996, the Company made an interest bearing loan of $100,000 to CVT America. The Company also entered into a sublicense agreement with CVT America for the technology licensed from VAM. The joint venture had an initial term of three years, subject to renewal. The difference between the carrying value and the underlying equity in the net assets was $87,687 at the inception of the joint venture. This difference was to be amortized over the initial three year term of the joint venture. During 1997 the Company advanced an additional $304,770 to CVT America. On August 8, 1997, the Company purchased VAM's 50% interest in CVT America for 16,667 shares of common stock valued at $265,600. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter (see Note 3).

     The Company obtained a 50% interest in Miller Environmental Technologies L.L.C. ("MET") when it acquired FMI on April 10, 1997. MET is jointly-owned by the Company and a subsidiary of a Milwaukee, Wisconsin based scrap metal recycler, which is one of the largest scrap metal recyclers in the United States. MET provides comprehensive environmental services to the scrap metal recycling industry throughout the United States. The service areas addressed by MET include soil and groundwater remediation, compliance management, air sciences and engineering, storage tank services and wastewater and storm water management. All of the consulting and engineering services delivered by MET are conducted by the Company through subcontracting arrangements. The Company also receives a monthly fee in the amount of $1,000 from MET for the provision of certain office and record keeping services. Fees earned for providing services to MET amounted to $152,242 for the year ended December 31, 1998 and $116,690 from April 10, 1997 through December 31, 1997.

20.  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
     -------------------------------------------------

     Maintenance and repairs expense for the years ended December 31, 1998, 1997 and 1996 was $179,473, $225,248 and $79,325, respectively.

                                                                     Schedule II

                                ENVIROGEN, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------------------------------------------
                                       Balance at     Charged to     Charged to                         Balance
                                        beginning     costs and     other accounts      Deductions     at end of
        Description                     of period      expenses       -describe        -describe(a)     period
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:

  Allowance for doubtful accounts      $   605,963   $   73,533                          $139,952     $    539,544
  Tax valuation allowance               12,052,397    1,411,812                                         13,464,209
  Reserve for claim adjustments
    and warranties                       2,577,218    2,324,823                           751,908        4,150,133

Year ended December 31, 1997:

  Allowance for doubtful accounts      $   245,138   $  512,225     $  120,000 (b)       $271,400     $    605,963
  Tax valuation allowance                8,865,771    3,186,626                                         12,052,397
  Reserve for claim adjustments
    and warranties                         178,075      930,783      1,802,743 (b)        334,383        2,577,218

Year ended December 31, 1996:

  Allowance for doubtful accounts      $   131,381    $  84,800     $   46,000 (c)       $ 17,043     $    245,138
  Tax valuation allowance                8,029,507      836,264                                          8,865,771
  Reserve for claim adjustments
    and warranties                          50,000      650,000        344,760 (c)        866,685          178,075
--------------------------------------------------------------------------------------------------------------------

(a)  Actual write-offs
(b)  Balance in the financial statements of FMI, Inc. at acquisition
(c)  Balance in the financial statements of MWR, Inc. at acquisition

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Envirogen, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Envirogen, Inc. (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                    PricewaterhouseCoopers LLP



Florham Park, New Jersey
February 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.



                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 13, 1999 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)  Documents filed as a part of this Report.

[CAPTION]

1.   Financial Statements:
     ---------------------
     Consolidated Balance Sheets as of December 31, 1998 and 1997.....................  24

     Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.................................................  25

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998, 1997 and 1996.............................  26

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.................................................  27

     Notes to Consolidated Financial Statements.......................................  29

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts...........................................  46

     Report of Independent Accountants................................................  47

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

3.   Exhibits:
     ---------

     Exhibit No.                   Description                                         Location
     ----------                    -----------                                         --------
      2.1          Stock Purchase Agreement dated February 9, 1996
                   by and among ETG Environmental, Inc., MWR, Inc.
                   and the Registrant ...........................................  (4) (Exh. 2)

      2.2          Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith,
                   Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt
                   and the Registrant............................................  (6) (Exh. 2.1)

      3.1(a)       Restated Certificate of Incorporation dated
                   September 5, 1991.............................................  (2) (Exh. 3.1(a))

      3.1(b)       Certificate of Amendment to Restated
                   Certificate of Incorporation dated August 18, 1992............  (2) (Exh. 3.1(c))


     Exhibit No.                   Description                                         Location
     ----------                    -----------                                         --------
      3.1(c)       Certificate of Amendment to Amended and Restated
                   Certificate of Incorporation dated November 24, 1998 .........  (11) (Exh. 3)

      3.2          By-Laws, as amended ..........................................  (2) (Exh. 3.2)

      3.3          Certificate of Designation, Preferences and Rights of Series C
                   Convertible Preferred Stock of the Company as filed with the
                   Delaware Secretary of State on April 26, 1995 ................  (3) (Exh. 3)

      10.1         License Agreement dated February 27, 1990 between the
                   Company and Amgen, Inc., as amended March 4, 1992 ............  (2) (Exh. 10.12)

      10.2         Envirogen, Inc. 401(k) Plan ..................................  (2) (Exh. 10.18)

      10.3         Envirogen, Inc. 1990 Incentive Stock Option and Non-
                   Qualified Stock Option Plan, as amended* .....................  (7) (Exh. 10.22)

      10.4         Envirogen, Inc. 1993 Director's Non-Qualified Stock
                   Option Plan, as amended* .....................................  (5) (Exh. 10.27)

      10.5         Securities Purchase Agreement dated January 14, 1997 by
                   and between Warburg, Pincus Ventures, L.P. and the
                   Company ......................................................  (6) (Exh. 2.2)

      10.6         Employment Agreement dated April 10, 1997 between
                   the Company and William C. Smith* ............................  (8) (Exh. 10.1)

      10.7(a)      Employment Agreement dated April 10, 1997 between
                   the Company and Douglas W. Jacobson ("Jacobson Employment
                   Agreement")* .................................................  (8) (Exh. 10.2)

      10.7(b)      Amendment No. 1 dated November 3, 1998 to Jacobson
                   Employment Agreement* ........................................  (1)

      10.8         Letter Agreement dated October 20, 1997 between
                   Harcharan S. Gill and the Company ............................  (9) (Exh. 10)

      10.9         Employment Agreement dated April 16, 1998 between
                   the Company and Robert S. Hillas* ............................  (10) (Exh. 10)

      21           Subsidiaries of the Company ..................................  (1)

      23           Consent of PricewaterhouseCoopers LLP ........................  (1)

      24           Powers of Attorney ...........................................  (1)

      27           Financial Data Schedule ......................................  (1)

------------------------
(1)      Filed herewith.
(2)      Incorporated by reference to the indicated exhibit to the Company's Registration
         Statement on Form S-1 (File No. 33-48576) which became effective on August 11,
         1992.
(3)      Incorporated by reference to the indicated exhibit to the Company's Report on Form
         10-Q for the quarter ended March 31, 1995.
(4)      Incorporated by reference to the indicated exhibit to the Company's Report on Form
         8-K filed January 5, 1996.
(5)      Incorporated by reference to the indicated exhibit to the Company's Report on Form
         10-K for the year ended December 31, 1995.
(6)      Incorporated by reference to the indicated exhibit to the Company's
         Report on Form  8-K filed January 14, 1997.
(7)      Incorporated by reference to the indicated exhibit to the Company's Report on Form
         10-K for the year ended December 31, 1996.
(8)      Incorporated by reference to the indicated exhibit to the Company's Report on Form
         10-Q for the quarter ended June 30, 1997.
(9)      Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed October 20, 1997.
(10)     Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed April 16, 1998.
(11)     Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed November 24, 1998.

*        Indicates a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         On October 28, 1998, the Company filed a Report on Form 8-K reporting an announcement that its Board of Directors had approved a one-for-six reverse split of the Company's common stock, subject to stockholder approval.

         On November 24, 1998, the Company filed a Report on Form 8-
         K reporting that its stockholders had approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-six reverse split of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Envirogen, Inc.
Dated:  March 29, 1999                   By:           /s/ Robert S. Hillas
                                                --------------------------------
                                                   Robert S. Hillas
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant, in the capacities indicated, on the 29th day of March, 1999.


          Signature                                                       Title
          ---------                                                       -----
                       Robert S. Hillas*                 President, Chief Executive Officer and Chairman of the Board
       -------------------------------------------       (Principal Executive Officer)
                    Robert S. Hillas

                    /s/ Mark J. Maten                 Vice President of Finance and Chief Financial Officer
       -------------------------------------------       (Principal Financial and Accounting Officer)
                      Mark J. Maten

                  Robert F. Hendrickson*              Director
     ---------------------------------------------
                  Robert F. Hendrickson

                   Robert F. Johnston*                Director
       -------------------------------------------
                   Robert F. Johnston

                    Nicholas J. Lowcock*              Director
       -------------------------------------------
                    Nicholas J. Lowcock

                       Robert C. Miller*              Director
       --------------------------------------------
                       Robert C. Miller

                        Peter J. Neff*                Director
         ------------------------------------------
                        Peter J. Neff

                       William C. Smith*              Director
        -------------------------------------------
                       William C. Smith

------------------
*Robert S. Hillas, pursuant to a Power of Attorney executed by each of the directors noted above and filed with the Securities and Exchange Commission as
Exhibit 24 to this Annual Report on Form 10-K, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the persons noted above, in the capacities indicated, and does hereby sign and execute this Annual Report on Form 10-K on his own behalf, in the capacities indicated.

                                                     /s/ Robert S. Hillas
                                              ----------------------------------
                                                        Robert S. Hillas

                                 EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------


     2.1 Stock Purchase Agreement dated February 9, 1996 by and among ETG Environmental, Inc., MWR, Inc. and the Registrant, (4) (Exh. 2)

     2.2 Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith, Douglas W. Jacobson, Gary
             W. Hawk, Richard W. Schowengerdt and the Registrant, (6) (Exh. 2.1)

     3.1(a) Restated Certificate of Incorporation dated September 5, 1991, (2) (Exh. 3.1(a))

     3.1(b) Certificate of Amendment to Restated Certificate of Incorporation dated August 18, 1992, (2) (Exh. 3.1(c))

     3.1(c) Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 24, 1998, (11) (Exh. 3)

     3.2     By-Laws, as amended, (2) (Exh. 3.2)

     3.3 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of the Company as filed with the Delaware Secretary of State on April 26, 1995, (3) (Exh. 3)

     10.1 License Agreement dated February 27, 1990 between the Company and Amgen, Inc., as amended March 4, 1992, (2) (Exh. 10.12)

     10.2    Envirogen, Inc. 401(k) Plan, (2) (Exh. 10.18)

     10.3 Envirogen, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, as amended*, (7) (Exh. 10.22)

     10.4 Envirogen, Inc. 1993 Director's Non-Qualified Stock Option Plan, as amended*, (5) (Exh. 10.27)

     10.5 Securities Purchase Agreement dated January 14, 1997 by and between Warburg, Pincus Ventures, L.P. and the Registrant, (6) (Exh. 2.2)

     10.6 Employment Agreement dated April 10, 1997 between the Company and William C. Smith*, (8) (Exh. 10.1)

     10.7(a) Employment Agreement dated April 10, 1997 between the Company and
             Douglas W. Jacobson ("Jacobson Employment Agreement")*, (8) (Exh. 10.2)

     10.7(b) Amendment No. 1 dated November 3, 1998 to Jacobson Employment
             Agreement*, (1)

     Exhibit No.                       Description
     -----------                       -----------

     10.8 Letter Agreement dated October 20, 1997 between Harcharan S. Gill and the Company, (9) (Exh. 10)

     10.9 Employment Agreement dated April 16, 1998 between the Company and Robert S. Hillas*, (10) (Exh. 10)

     21      Subsidiaries of the Company, (1)

     23      Consent of PricewaterhouseCoopers LLP, (1)

     24      Powers of Attorney, (1)

     27      Financial Data Schedule (1)

-------------------------------
(1)   Filed herewith.
(2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.
(3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1995.
(4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 5, 1996.
(5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
(6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
(7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference to the indicated exhibit to the Company's Report on form 10-Q for the quarter ended June 30, 1997.
(9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed October 20, 1997.
(10) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed April 16, 1998.
(11) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed November 24, 1998.

*     Indicates a management contract or compensatory plan or arrangement.