Form 10-Q
period 1999-03-31
ENVIROGEN INC
filed 1999-05-14
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended March 31, 1999                  Commission File Number 0-20404

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

                               Yes |X|  No |_|

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 31, 1999 was 3,965,951.

                                 ENVIROGEN, INC.

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                         PAGE

    ITEM 1.  CONDENSED FINANCIAL STATEMENTS

             Consolidated Balance Sheets at March 31, 1999 (Unaudited)
             and December 31, 1998                                          3

             Consolidated Statements of Operations for the Three
             Months Ended March 31, 1999 and 1998 (Unaudited)               4

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1999 and 1998 (Unaudited)               5

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                    6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             General                                                        8
             Results of Operations                                          9
             Liquidity and Capital Resources                               10
             Other Matters                                                 11

PART II.     OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURE PAGE                                                             15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ENVIROGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,       December 31,
                                                               1999              1998
                                                           (Unaudited)         (Audited)
                                                           ------------      ------------
     ASSETS
     Current assets:
       Cash and cash equivalents                             $3,064,525        $3,407,910
       Accounts receivable, net                               5,147,084         6,327,599
       Unbilled revenue                                       3,545,607         4,028,183
       Inventory                                                148,878           185,553
       Prepaid expenses and other current assets                522,186           681,683
                                                           ------------      ------------
          Total current assets                               12,428,280        14,630,928

     Property and equipment, net                              1,378,470         1,478,003
     Restricted cash                                            309,300           309,300
     Investment in and advances to joint venture                102,865           101,336
     Intangible assets, net                                   1,119,457         1,183,024
     Other assets                                               234,930           243,288
                                                           ------------      ------------

          Total assets                                      $15,573,302       $17,945,879
                                                           ============      ============

     LIABILITIES
     Current liabilities:
       Accounts payable                                      $2,228,755        $3,441,114
       Accrued expenses and other liabilities                   593,266         1,121,917
       Reserve for claim adjustments and warranties           3,980,384         4,150,133
       Deferred revenue                                         915,012           759,060
       Current portion of capital lease obligations               7,372             7,222
                                                           ------------      ------------
          Total current liabilities                           7,724,789         9,479,446

     Capital lease obligations, net of current portion            2,771             4,644
                                                           ------------      ------------
          Total liabilities                                   7,727,560         9,484,090
                                                           ------------      ------------

     Commitments and contingencies

     STOCKHOLDERS' EQUITY
     Common stock                                                39,759            39,759
     Additional paid-in capital                              59,671,189        59,671,189
     Accumulated deficit                                    (51,859,256)      (51,243,209)
     Less:  Treasury stock, at cost                              (5,950)           (5,950)
                                                           ------------      ------------
          Total stockholders' equity                          7,845,742         8,461,789
                                                           ------------      ------------

          Total liabilities and stockholders' equity        $15,573,302       $17,945,879
                                                           ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Revenues:
    Commercial operations                           $4,380,514       $5,809,926
    Research and development services                  686,610          714,520
                                                   -----------      -----------

      Total revenues                                 5,067,124        6,524,446
                                                   -----------      -----------

Cost of commercial operations                        3,777,620        4,416,238
Research and development costs                         695,692          720,500
Marketing, general and administrative expenses       1,237,640        1,985,833
                                                   -----------      -----------

      Total costs and expenses                       5,710,952        7,122,571
                                                   -----------      -----------

Other income (expense):
    Interest income                                     37,026           51,447
    Interest expense                                    (2,649)          (6,943)
    Equity in income (loss) of joint venture             1,529           (2,203)
    Other, net                                          (8,125)
                                                   -----------      -----------
        Other income, net                               27,781           42,301
                                                   -----------      -----------

Net loss                                             ($616,047)       ($555,824)
                                                   ===========      ===========


Basic and diluted net loss per share                    ($0.16)          ($0.14)
                                                   ===========      ===========

Weighted average number of shares of
     Common Stock used in computing basic
     and diluted net loss per share                  3,965,951        3,882,483
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              ----------------------------
                                                                                  1999             1998
                                                                              -----------      -----------
Cash flows from operating activities:
  Net loss                                                                      ($616,047)       ($555,824)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                 203,712          508,454
    Provision for claim adjustments and warranties                                157,301          109,329
    Provision for doubtful accounts                                                76,708           41,071
    Equity in (income) loss of joint venture                                       (1,529)           2,203
    Other                                                                           8,125

  Changes in operating assets and liabilities:
       Accounts receivable                                                      1,103,807          846,444
       Unbilled revenue                                                           482,576         (367,069)
       Inventory                                                                   36,675           12,998
       Prepaid expenses and other current assets                                  159,497            1,495
       Other assets                                                                 8,358            7,142
       Accounts payable                                                        (1,212,359)      (1,185,142)
       Accrued expenses and other liabilities                                    (528,651)        (500,982)
       Reserve for claim adjustments and warranties                              (327,050)        (303,059)
       Deferred revenue                                                           155,952          261,484
                                                                              -----------      -----------
       Net cash used in operating activities                                     (292,925)      (1,121,456)
                                                                              -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                                           (52,107)         (46,403)
   Proceeds from sale of property and equipment                                     3,370
                                                                              -----------      -----------
       Net cash used in investing activities                                      (48,737)         (46,403)
                                                                              -----------      -----------

Cash flows from financing activities:
  Capital lease principal repayments                                               (1,723)          (4,212)
                                                                              -----------      -----------
       Net cash used in financing activities                                       (1,723)          (4,212)
                                                                              -----------      -----------

Net decrease in cash and cash equivalents                                        (343,385)      (1,172,071)

Cash and cash equivalents at beginning of period                                3,407,910        4,863,658
                                                                              -----------      -----------

Cash and cash equivalents at end of period                                     $3,064,525       $3,691,587
                                                                              ===========      ===========


Supplemental disclosures of cash flow information:

  Cash paid for interest                                                           $9,945          $19,567
                                                                              ===========      ===========

  Cash refunded for income taxes                                                  ($9,764)              $0
                                                                              ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

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

The financial information presented reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998. Certain reclassifications have been made to conform prior year's presentation with the 1999 financial statement presentation.

Since the Company incurred net losses for the three months ended March 31, 1999 and 1998, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of stock options and warrants would have been antidilutive. There were options and warrants to purchase 516,658 and 645,877 shares of common stock outstanding at March 31, 1999 and 1998, respectively.

2.    LITIGATION

The Company is currently involved in litigation relating to remediation services previously provided at a customer site. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. No specific damages have been claimed by this customer and, at the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

The Company is also subject to other claims and lawsuits in the ordinary course of its business. In the opinion of management, such other claims are either covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

3.    SEGMENT INFORMATION

Information about reported segments for the three months ended March 31, 1999 and 1998 are as follows:

                                                   Research and
                                  Commercial       Development
                                  Operations         Services            Other            Total
                                 ------------      ------------     ------------      ------------
      1999
      Revenues                    $4,380,514         $686,610                --        $5,067,124
      Segment profit (loss)          602,894           (9,082)       (1,209,859)         (616,047)

      1998
      Revenues                    $5,809,926         $714,520                --        $6,524,446
      Segment profit (loss)        1,393,688           (5,980)       (1,943,532)         (555,824)

The following table presents the details of "Other" segment for the three months ended March 31, 1999 and 1998:

                                                        1999            1998
                                                    -----------     -----------
      Marketing, general and
         administrative expenses                    ($1,237,640)    ($1,985,833)
      Interest income                                    37,026          51,447
      Interest expense                                   (2,649)         (6,943)
      Equity in income (loss) of joint venture            1,529          (2,203)
      Other, net                                         (8,125)             --
                                                    -----------     -----------
                                                    ($1,209,859)    ($1,943,532)
                                                    ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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

On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's Wisconsin Operations Group (the "Group"). Remediation services and installation of traditional remediation systems are the Group's core business and generate the greatest portion of the Group's revenues. Pursuant to the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), a program funded by the State of Wisconsin for cleaning up underground storage tanks, the Group's clients (or their lending banks) are entitled to seek reimbursement for a majority of the remediation costs paid to the Group. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Group's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Group has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Group which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. In certain instances, the Company has written guarantees to banks which, under certain conditions, could obligate the Company to reimburse the bank for items disallowed under the program. Since the Company acquired FMI, the Company has reimbursed its clients and their lending banks an aggregate of $977,161. At March 31, 1999, the Company had $3,611,803 in reserves with respect to potential ineligible claims related to approximately $55 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

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

Results of Operations

Three Months Ended March 31, 1999 Compared to
Three Months Ended March 31, 1998

For the three months ended March 31, 1999, revenues decreased 22% to $5,067,124 from $6,524,446 from the same period in 1998. The net loss in the period increased 11% to $616,047 from $555,824, while the basic and diluted net loss per share was $0.16 compared to $0.14 in the same period in 1998.

Commercial revenues decreased 25% to $4,380,514 in the first quarter of 1999 from $5,809,926 in the same period in 1998, while revenues from corporate research and development contracts decreased 4% to $686,610 from $714,520 in the same period in 1998. The decreased commercial revenues are due primarily to reduced revenues under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate and government research and development contracts decreased primarily due to the timing of work associated with the Phase II government projects that the Company is actively working on.

Total costs and expenses decreased 20% to $5,710,952 in the first quarter of 1999 from $7,122,571 in the same period in 1998. The cost of commercial operations decreased 14% to $3,777,620 from $4,416,238 due to the decreased revenue levels. Research and development expenses decreased 3% to $695,692 from $720,500 due primarily to the decrease in research and development funding from third parties and government agencies. Marketing, general and administrative expenses decreased 38% to $1,237,640 from $1,985,833 due primarily to headcount reductions, purchasing efficiencies from the integration of FMI and the elimination of the amortization of goodwill associated with the FMI acquisition after taking an impairment charge in the second quarter of 1998.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through revenues from commercial operations, research grants from government agencies, research and development agreements with major industrial companies and public offerings and private placements of equity securities. At March 31, 1999, the Company had cash and cash equivalents of $3,064,525 and working capital of $4,703,491. Additionally, the Company had restricted cash of $309,300 that was being used to collateralize a bond for a large commercial project. Cash and cash equivalents decreased $343,385 from December 31, 1998 to March 31, 1999 primarily a result of cash used by operations of $292,925 and capital expenditures of $52,107. The Company expects to incur additional capital expenditures in connection with the continued development and commercialization of its technologies. The timing and amount of such expenditures will fluctuate depending on the timing of field tests, systems development activity, the rapidity with which the Company's biodegradation technology can be further commercialized and the availability of capital. Furthermore, future projects may require the Company to set aside additional capital to collateralize performance bonds.

From December 31, 1998 to March 31, 1999, accounts receivable decreased by $1,180,515 and accounts payable decreased by $1,212,359 primarily due to the reduced revenue levels and related subcontractor charges as well as shifts in the timing of project expenses in the first quarter of 1999 as compared to the last quarter of 1998. Accrued expenses and other liabilities decreased by $528,651 from December 31, 1998 to March 31, 1999 primarily due to the payment in the first quarter of 1999 of bonuses related to prior years and the timing of payroll related accruals. On March 31, 1999, the Company had $3,980,384 in reserve for claim adjustments and warranties, $3,611,803 of which is attributable to potential PECFA claim adjustments related to approximately $55 million in unsettled PECFA submittals and $368,581 of which is attributable to potential systems warranty claims and other contract issues.

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

The Year 2000 Issue - Readiness Disclosure

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

The Company has developed and implemented a plan to achieve year 2000 readiness (the "Y2K Program"). The Y2K Program is coordinated at the corporate level and is implemented by individuals in the Company's offices throughout the country. The Y2K Program has been implemented in the following phases: (1) identification and assessment of all critical IT systems and non-IT devices requiring modification or replacement; (2) remediation or replacement and testing of modifications to critical items; (3) evaluation of third parties; and (4) development of contingency and business continuity plans to mitigate the effect of any system or equipment failure to the Company's operations arising from the Year 2000 issue. Progress reports on the Y2K Program have been, and will continue to be, presented regularly to the Company's senior management and periodically to the Audit Committee of the Company's Board of Directors.

The Company has identified its computer network in each of its offices as the Company's only significant IT systems. The Company has completed its assessment of its computer network and has identified certain areas of non-compliance that are being addressed by upgrading non-compliant operating software, network capabilities and hardware. Completion of the upgrade process is expected by June 1999. In addition, a standard compliance process is being used to certify that all hardware and software being purchased for the Company's computer network is Y2K compliant.

The Company has identified its telephone and communications systems in each of its offices as its only significant non-IT system. The Company has completed its assessment of its telephone and communications systems and has discovered that the telephone systems in two of the Company's locations were non-compliant. The Company intends to modify or, if necessary, replace such non-compliant systems and expects to complete such modification or replacement by September 1999.

The Company's projects are predominantly labor oriented with little IT content in what is provided to the Company's clients. With respect to completed projects, the Company does not believe that the systems and equipment provided to its customers (not considering any modification made to such systems and equipment by these customers, for which the Company is not responsible) are likely to fail as a result of the Year 2000 issue. With respect to current and ongoing projects, the Company relies directly and indirectly on external systems utilized by its suppliers and on equipment and materials provided by those suppliers and used for the Company's business. In accordance with the Y2K Program, the Company has established a procedure for reviewing Year 2000 compliance by its suppliers. As part of that process, the Company has identified approximately 150 critical suppliers and is currently assessing the level of compliance for each. In those limited circumstances where equipment delivered to the Company or the Company's clients has some IT or non-IT components with potential Y2K exposure, the Company requires its suppliers to certify and guarantee Year 2000 compliance of their systems and equipment provided. Given the number of suppliers utilized by the Company, compliance assessment is ongoing. Although initial reviews indicate that Year 2000 compliance by the Company's suppliers should not have a material adverse affect on the Company's operations, there can be no assurance that suppliers will resolve all Year 2000 issues with their systems and equipment in a timely manner.

The Company has identified certain of its customers that are expected to be customers of the Company through the Year 2000. The Company is currently assessing whether such customers are Y2K compliant and whether any non-compliance by such customers would have an impact on the Company's business. No such customer accounted for more than 10% of the Company's revenues in 1998 or 1997. The Company intends to assess the Y2K readiness of any major new customer of the Company that is expected to be a customer of the Company through the Year 2000.

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

The Company is developing contingency plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. We currently believe that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities, customers or suppliers for a short time rather than systemic or long-term problems affecting our business operations as a whole. Our contingency planning will continue to identify systems or other aspects of our business or those of our suppliers that we believe would be most likely to experience Year 2000 problems as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of materials or data to customers or to other offices. Because there is uncertainty as to which activities may be affected and the exact nature of the problem that may arise, our contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations. Some of the actions may include the development of plans for the allocation, stockpiling or re-sourcing of components and materials that may be critical to our projects in process at December 31, 1999. Specific contingency plans and resources for permitting the necessary flexibility of response are expected to be identified and put into place commencing in late 1999 as projects in process may not be identified until that time.

The success of the Company's Y2K Program is subject to a variety of risks and uncertainties, some of which are beyond the Company's control. Those risks and uncertainties include, but are not limited to, availability of qualified computer personnel, the Year 2000 readiness of third parties, the Year 2000 compliance of systems and equipment provided by suppliers and the affects of the Year 2000 on the economy generally. No assurance can be given that the Company will achieve Year 2000 readiness or that the non-compliance by third parties or the affects of the Year 2000 on the economy generally will not have a material adverse effect on the Company's results from operations, liquidity or financial position. Further, there is the possibility that significant litigation may occur due to business and equipment failures caused by the Year 2000 issue. It is uncertain whether, or to what extent, the Company may be affected by such litigation. The failure of the Company, its clients (including governmental agencies), suppliers of computer systems and equipment, joint venture partners and other third parties upon whom the Company relies, to achieve Year 2000 readiness could materially and adversely affect the Company's results from operations, liquidity or financial position.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27    Financial Data Schedule

(b)   Reports on Form 8-K

      On March 31, 1999, the Company filed a Current Report on Form 8-K reporting an announcement that it had dismissed PricewaterhouseCoopers LLP and selected Ernst & Young LLP to serve as its independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENVIROGEN, INC.
                                    (Registrant)

Date:  May 13, 1999                 By:   /s/ Robert S. Hillas
                                          -------------------------------
                                          Robert S. Hillas
                                          President and Chief Executive Officer

                                    By:   /s/ Mark J. Maten
                                          -------------------------------
                                          Mark J. Maten
                                          Vice President of Finance
                                          and Chief Financial Officer