Form 10-Q
period 1999-06-30
ENVIROGEN INC
filed 1999-08-09
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended June 30, 1999        Commission File Number 0-20404


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

               Yes [X]                       No [  ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of June 30, 1999 was 3,965,951.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at June 30, 1999 (Unaudited)
               and December 31, 1998                                        3

               Consolidated Statements of Operations for the Three and
               Six Months Ended June 30, 1999 and 1998 (Unaudited)          4

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1999 and 1998 (Unaudited)              5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                  6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                      8
               Results of Operations                                        9
               Liquidity and Capital Resources                              11
               Other Matters                                                11

PART II.       OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                             14

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             15


SIGNATURE PAGE                                                              16

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   June 30,          December 31,
                                                                     1999               1998
                                                                  (Unaudited)         (Audited)
                                                                 ------------        ------------
        ASSETS
        Current assets:
             Cash and cash equivalents                           $  3,368,174        $  3,407,910
             Accounts receivable, net                               6,053,957           6,327,599
             Unbilled revenue                                       3,351,805           4,028,183
             Inventory                                                144,392             185,553
             Prepaid expenses and other current assets                521,350             681,683
                                                                 ------------        ------------
                  Total current assets                             13,439,678          14,630,928

        Property and equipment, net                                 1,284,276           1,478,003
        Restricted cash                                                                   309,300
        Investment in and advances to joint venture                   101,266             101,336
        Intangible assets, net                                      1,055,891           1,183,024
        Other assets                                                  227,786             243,288
                                                                 ------------        ------------

                  Total assets                                   $ 16,108,897        $ 17,945,879
                                                                 ============        ============

        LIABILITIES
        Current liabilities:
             Accounts payable                                    $  3,035,484        $  3,441,114
             Accrued expenses and other liabilities                   714,793           1,121,917
             Reserve for claim adjustments and warranties           3,583,363           4,150,133
             Deferred revenue                                       1,238,921             759,060
             Current portion of capital lease obligations               7,603               7,222
                                                                 ------------        ------------
                  Total current liabilities                         8,580,164           9,479,446

        Capital lease obligations, net of current portion               1,954               4,644
                                                                 ------------        ------------
                  Total liabilities                                 8,582,118           9,484,090
                                                                 ------------        ------------

        Commitments and contingencies

        STOCKHOLDERS' EQUITY
        Common stock                                                   39,759              39,759
        Additional paid-in capital                                 59,671,189          59,671,189
        Accumulated deficit                                       (52,178,219)        (51,243,209)
        Less:  Treasury stock, at cost                                 (5,950)             (5,950)
                                                                 ------------        ------------
                  Total stockholders' equity                        7,526,779           8,461,789

                  Total liabilities and stockholders' equity     $ 16,108,897        $ 17,945,879
                                                                 ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                  ------------------------------       -----------------------------
                                                      1999             1998                1999             1998
                                                  -----------      -------------       -----------     -------------
Revenues:
    Commercial operations                         $ 5,045,446      $   6,835,569       $ 9,425,960     $  12,645,495
    Research and development services                 822,388            657,070         1,508,998         1,371,590
                                                  -----------      -------------       -----------     -------------

      Total revenues                                5,867,834          7,492,639        10,934,958        14,017,085
                                                  -----------      -------------       -----------     -------------

Cost of commercial operations                       4,267,967          5,845,269         8,045,587        10,261,507
Research and development costs                        764,453            749,337         1,460,145         1,469,837
Marketing, general and administrative expenses      1,182,985          1,775,251         2,420,625         3,761,084
Impairment of long-lived assets                                       21,670,028                          21,670,028
                                                  -----------      -------------       -----------     -------------

      Total costs and expenses                      6,215,405         30,039,885        11,926,357        37,162,456
                                                  -----------      -------------       -----------     -------------

Other income (expense):
    Interest income                                    33,438             46,981            70,464            98,428
    Interest expense                                   (3,281)            (5,719)           (5,930)          (12,662)
    Equity in income (loss) of joint venture           (1,599)             5,614               (70)            3,411
    Other, net                                             50                               (8,075)
                                                  -----------      -------------       -----------     -------------
      Other income, net                                28,608             46,876            56,389            89,177
                                                  -----------      -------------       -----------     -------------

Net loss                                            ($318,963)      ($22,500,370)        ($935,010)     ($23,056,194)
                                                  ===========      =============       ===========     =============


Basic and diluted net loss per share                   ($0.08)            ($5.70)           ($0.24)           ($5.88)
                                                  ===========      =============       ===========     =============

Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                  3,965,951          3,945,084         3,965,951         3,918,255
                                                  ===========      =============       ===========     =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                             ----------------------------
                                                                                 1999             1998
                                                                             -----------      -----------
Cash flows from operating activities:
  Net loss                                                                     ($935,010)    ($23,056,194)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                406,416          830,328
    Provision for claim adjustments and warranties                               256,931          344,635
    Provision for doubtful accounts                                              147,465           84,142
    Equity in loss (income) of joint venture                                          70           (3,411)
    Impairment of long-lived assets                                                            21,670,028
    Other                                                                          8,075

  Changes in operating assets and liabilities:
       Accounts receivable                                                       126,177          906,952
       Unbilled revenue                                                          676,378         (105,432)
       Inventory                                                                  41,161           45,010
       Prepaid expenses and other current assets                                 160,333         (109,450)
       Restricted cash                                                           309,300
       Other assets                                                               15,502           (6,040)
       Accounts payable                                                         (405,630)        (778,843)
       Accrued expenses and other liabilities                                   (407,124)        (554,150)
       Reserve for claim adjustments and warranties                             (823,701)        (442,705)
       Deferred revenue                                                          479,861          (47,715)
                                                                             -----------      -----------
       Net cash provided by (used in) operating activities                        56,204       (1,222,845)
                                                                             -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                                           (97,051)        (163,265)
  Proceeds from sale of property and equipment                                     3,420
                                                                             -----------      -----------
       Net cash used in investing activities                                     (93,631)        (163,265)
                                                                             -----------      -----------

Cash flows from financing activities:
  Capital lease principal repayments                                              (2,309)          (9,727)
  Net proceeds from exercise of stock options                                                         560
  Net proceeds from issuance of Common Stock                                                      620,000
                                                                             -----------      -----------
       Net cash (used in) provided by financing activities                        (2,309)         610,833
                                                                             -----------      -----------

Net decrease in cash and cash equivalents                                        (39,736)        (775,277)

Cash and cash equivalents at beginning of period                               3,407,910        4,863,658
                                                                             -----------      -----------

Cash and cash equivalents at end of period                                    $3,368,174       $4,088,381
                                                                             ===========      ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest                                                         $13,251          $23,319
                                                                             ===========      ===========

  Cash refunded for income taxes                                                 ($9,764)              $0
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

Since the Company incurred net losses for the six months ended June 30, 1999 and 1998, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would have been antidilutive. There were options, warrants and other rights to purchase 508,837 and 719,740 shares of common stock outstanding at June 30, 1999 and 1998, respectively.

2.   LITIGATION
     ----------

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

3.   SEGMENT INFORMATION
     -------------------

Information about reported segments for the three and six months ended June 30, 1999 and 1998 is as follows:


                                                 Research and
                                    Commercial    Development
                                    Operations     Services        Other          Total
                                    ----------   ------------   ------------  ------------
     Three Months Ended June 30,
     1999
     ----
     Revenues                       $ 5,045,446    $  822,388             -   $  5,867,834
     Segment profit (loss)              777,479        57,935    (1,154,377)      (318,963)

     1998
     ----
     Revenues                       $ 6,835,569    $  657,070             -   $  7,492,639
     Segment profit (loss)              990,300       (92,267)  (23,398,403)   (22,500,370)

     Six Months Ended June 30,
     1999
     ----
     Revenues                       $ 9,425,960    $1,508,998             -   $ 10,934,958
     Segment profit (loss)            1,380,373        48,853    (2,364,236)      (935,010)

     1998
     ----
     Revenues                       $12,645,495    $1,371,590             -   $ 14,017,085
     Segment profit (loss)            2,383,988       (98,247)  (25,341,935)   (23,056,194)

The following table presents the details of the "Other" segment for the three and six months ended June 30, 1999 and 1998:

                                               Three Months Ended                Six Months Ended
                                                    June 30                           June 30
                                          --------------------------        --------------------------
                                              1999          1998                1999          1998
                                          -----------   ------------        -----------   ------------
     Marketing, general and
      administrative expenses             ($1,182,985)  ($ 1,775,251)      ($ 2,420,625)  ($ 3,761,084)
     Impairment of long-lived
      assets                                        -    (21,670,028)                 -    (21,670,028)
     Interest income                           33,438         46,981             70,464         98,428
     Interest expense                          (3,281)        (5,719)            (5,930)       (12,662)
     Equity in income (loss) of
      joint venture                            (1,599)         5,614                (70)         3,411
     Other, net                                    50              -             (8,075)             -
                                          -----------   ------------       ------------   ------------
                                          ($1,154,377)  ($23,398,403)      ($ 2,364,236)  ($25,341,935)
                                          ===========   ============       ============   ============

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

General
-------

The Company's revenues to date have been from (i) commercial operations, consisting of revenue from remediation services, conventional treatment systems and soil vapor extraction systems and the Company's biological degradation systems (including both in situ and ex situ bioremediation), and (ii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized significant commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has only recently seen the first substantial revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although great strides have been made in the commercialization of these systems, additional expenditures will be required for continued research and development, additional marketing activities and ultimately the development of manufacturing capabilities for the further commercialization of the Company's biodegradation systems. The amount and timing of such expenditures can not be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's Wisconsin Operations Group (the "Group"). Remediation services and installation of traditional remediation systems are the Group's core business and generate the greatest portion of the Group's revenues. Pursuant to the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), a program funded by the State of Wisconsin for cleaning up underground storage tanks, the Group's clients (or their lending banks) are entitled to seek reimbursement for a majority of the remediation costs paid to the Group. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically, the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Group's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Group has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Group which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. In certain instances, the Company has written guarantees to banks which, under certain conditions, could obligate the Company to reimburse the bank for items disallowed under the program. Since the Company acquired FMI, the Company has reimbursed its clients and their lending banks an aggregate of $1,221,321. At June 30, 1999, the Company had $3,302,208 in reserves with respect to potential ineligible claims related to approximately $54 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

On April 17, 1998, the State of Wisconsin adopted new emergency rules ("Emergency Rules") with regard to PECFA which effectively reduced the expected revenue per site that the Group can capture under the program for the foreseeable future. The State of Wisconsin's stated intent for issuance of the Emergency Rules was to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Until the issuance of the Emergency Rules, the Wisconsin Department of Natural Resources ("DNR") determined the appropriate remedial activity for each site under the program in every instance. Per the Emergency Rules, DNR's authority extends only to sites where groundwater contamination is evident. Where contamination of soil exists without groundwater contamination, DCOM administers the remedial program with no DNR involvement. Under the Emergency Rules, lower-cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary. This is a significant change, since natural attenuation was previously not an approved option and virtually all sites were actively remediated. Based upon the Company's experience, it is estimated that the active remediation approach under PECFA resulted in revenues ranging from $50,000 to $1,000,000 per site. Since the adoption of the Emergency Rules, the Company's revenues from a typical site were reduced to approximately $40,000 to $100,000. This regulatory event has resulted, and is expected to continue to result, in a dramatic decrease in revenue, net income and cash flow from the Group. The Company is not aware of any proposed or pending changes to the PECFA program that would have a materially favorable impact on the business of the Group.

As a result of this event, the Company reviewed the carrying value of the long-lived assets associated with its acquisition of FMI and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of the goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the Group discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the FMI acquisition.

Results of Operations
---------------------

Six Months Ended June 30, 1999 Compared to
------------------------------------------
Six Months Ended June 30, 1998
------------------------------

For the six months ended June 30, 1999, the Company's total revenues decreased 22% to $10,934,958, as compared to $14,017,085 in the same period in 1998. The net loss was $935,010, as compared to $23,056,194, while the basic and diluted net loss per share was $0.24 as compared to $5.88 in the same period in 1998. In the first six months of 1998, the Company recorded a non-cash impairment charge of $21,670,028, or approximately $5.49 per share.

Commercial revenues in 1999 decreased 25% to $9,425,960 from $12,645,495 in the same period in 1998. The decreased commercial revenues are due primarily to reduced revenue under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate and government research and development contracts increased in 1999 by 10% to $1,508,998 from $1,371,590 in 1998. Revenues increased primarily due to the timing of work associated with the Phase II government projects that the Company is actively working on.

For the six-month period ended June 30, 1999, total costs and expenses decreased to $11,926,357 from $37,162,456 in the same period in 1998. The 1998 costs included the impairment charge of $21,670,028. The cost of commercial operations decreased 22% to $8,045,587 from $10,261,507 due to the decreased revenue levels. Research and development expenses decreased 1% to $1,460,145 from $1,469,837 due primarily to decreased expenditures on internally funded research efforts offset partially by the increased costs of supplies used to perform work under various corporate and government research and development contracts. Marketing, general and administrative expenses decreased 36% to $2,420,625 from $3,761,084 due primarily to continuing headcount reductions, purchasing efficiencies due to better economies of scale following the integration of FMI, the elimination of the amortization of goodwill associated with the FMI acquisition and ongoing cost reduction programs. As discussed above, during the six months ended June 30, 1998, the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 and that have negatively impacted the performance of the Company's Wisconsin Operations Group. As a result, the Company concluded that the goodwill related to the Company's Wisconsin Operations Group was impaired and the goodwill was written-off.

Interest income decreased 28% to $70,464 in the six-month period ended June 30, 1999 from $98,428 in the same period in 1998, due to decreased cash available for investment.

Three Months Ended June 30, 1999 Compared to
--------------------------------------------
Three Months Ended June 30, 1998
--------------------------------

For the three months ended June 30, 1999, revenues decreased 22% to $5,867,834 from $7,492,639 in the same period in 1998. The net loss in the period decreased to $318,963 from $22,500,370, while the basic and diluted net loss per share was $0.08 as compared to $5.70 in the same period in 1998. In the second quarter of 1998, the Company recorded a non-cash impairment charge of $21,670,028, or approximately $5.49 per share.

Commercial revenues decreased 26% to $5,045,446 in the second quarter of 1999 from $6,835,569 in the same period in 1998. The decreased commercial revenues are due primarily to reduced revenues under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate research and development contracts increased 25% to $822,388 from $657,070 in the same period in 1998, primarily due to the timing of work associated with the Phase II government projects that the Company is actively working on.

Total costs and expenses decreased 79% to $6,215,405 in the second quarter of 1999 from $30,039,885 in the same period in 1998. The 1998 costs included the impairment charge of $21,670,028. The cost of commercial operations decreased 27% to $4,267,967 from $5,845,269 due to the decreased revenue levels.

Research and development expenses increased 2% to $764,453 from $749,337 due primarily to the increase in research and development revenue from third parties and government agencies offset partially by reduced levels of internal research and development expenditures. Marketing, general and administrative expenses decreased 33% to $1,182,985 from $1,775,251 due primarily to headcount reductions, purchasing efficiencies due to better economies of scale following the integration of FMI and ongoing cost reduction programs.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial operations, research grants from government agencies, research and development agreements with major industrial companies and public offerings and private placements of equity securities. At June 30, 1999, the Company had cash and cash equivalents of $3,368,174 and working capital of $4,859,514. Cash and cash equivalents decreased $39,736 from December 31, 1998 to June 30, 1999 primarily as a result of capital expenditures of $93,631 offset by cash provided by operations of $56,204

From December 31, 1998 to June 30, 1999, accounts receivable decreased by $273,642 and accounts payable decreased by $405,630 primarily due to the reduced revenue levels and related subcontractor charges as well as shifts in the timing of project expenses in the second quarter of 1999 as compared to the last quarter of 1998. Accrued expenses and other liabilities decreased by $407,124 from December 31, 1998 to June 30, 1999 primarily due to the payment in the first quarter of 1999 of certain deferred compensation related to prior years, the payment of accrued severance and the timing of professional fees. At June 30, 1999, the Company had $3,583,363 in reserve for claim adjustments and warranties, $3,302,208 of which is attributable to potential PECFA claim adjustments related to approximately $54 million in unsettled PECFA submittals and $281,155 of which is attributable to potential systems warranty claims and other contract issues.

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

The Company has identified its computer network in each of its offices as the Company's only significant IT systems. The Company has completed its assessment of its computer network and has identified certain areas of non-compliance that are being addressed by upgrading non-compliant operating software, network capabilities and hardware. The network upgrade process was completed in June 1999. In addition, a standard compliance process is being used to certify that all hardware and software being purchased for the Company's computer network is Y2K compliant.

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

The Company uses both internal and external resources in its Y2K Program. The Company has estimated that to date it has spent less than $15,000, primarily on software upgrades, on the Year 2000 issue. It anticipates spending an additional $50,000 to $100,000 for additional software upgrades, hardware modifications and administrative costs. The program will be funded out of working capital and expensed as incurred. The Y2K Program has not affected any other IT initiatives. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. These costs are the Company's best estimate given other ongoing systems initiatives. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 13, 1999, and in connection therewith proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 2,946,159. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote to the stockholders, with the results indicated below:

1.   Election of directors to serve until the 2000 Annual Meeting.  The
     -------------------------------------------------------------
     following persons, all of whom were management's nominees, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

          Nominee                         For               Withheld
          -------                         ---               --------

       Robert F. Hendrickson            2,936,611             9,548
       Robert S. Hillas                 2,936,611             9,548
       Robert F. Johnston               2,936,611             9,548
       Nicholas J. Lowcock              2,936,602             9,557
       Robert C. Miller                 2,936,611             9,548
       Peter J. Neff                    2,936,602             9,557
       William C. Smith                 2,922,393            23,766

2.   Approval of Deferred Fee Plan for Non-Employee Directors. The Envirogen,
     --------------------------------------------------------
     Inc. Deferred Fee Plan for Non-Employee Directors was approved. The tabulation of votes was as follows:

          For                            Against           Abstentions
          ---                            -------           -----------

       2,892,251                         34,684              19,224

3.   Ratification of independent auditors. The appointment of Ernst & Young LLP
     ------------------------------------
     as the Company's independent auditors was ratified. The tabulation of votes was as follows:

          For                            Against           Abstentions
          ---                            -------           -----------

       2,938,859                          5,066               2,234

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27           Financial Data Schedule

(b)  Reports on Form 8-K

     On April 7, 1999, the Company filed a Current Report on Form 8-K dated March 31, 1999, reporting that it had dismissed PricewaterhouseCoopers LLP as its independent accountants and replaced such firm with Ernst & Young LLP, effective March 31, 1999. On April 12, 1999, the Company filed an amendment to this Current Report which included a letter of PricewaterhouseCoopers LLP acknowledging their review of, and agreement with, the Company's disclosure in the Current Report.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENVIROGEN, INC.
                              (Registrant)



Date: August 9, 1999          By:   /s/ Robert S. Hillas
                                    ---------------------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer


                              By:   /s/ Mark J. Maten
                                    ---------------------------------
                                    Mark J. Maten
                                    Vice President of Finance
                                    and Chief Financial Officer