Form 10-Q
period 1999-09-30
ENVIROGEN INC
filed 1999-11-08
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended September 30, 1999          Commission File Number 0-20404


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

         Yes [X]                                                No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 30, 1999 was 3,965,951.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                                      PAGE
                                                                                          ----
     ITEM 1.   CONDENSED FINANCIAL STATEMENTS
               Consolidated Balance Sheets at September 30, 1999 (Unaudited)
               and December 31, 1998                                                       3

               Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 1999 and 1998
               (Unaudited)                                                                 4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 1998 (Unaudited)                        5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                                 6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                                     8
               Results of Operations                                                       9
               Liquidity and Capital Resources                                            11
               Other Matters                                                              11

PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           14

 SIGNATURE PAGE                                                                           15

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,                December 31,
                                                                                     1999                        1998
                                                                                 (Unaudited)                  (Audited)
                                                                               ----------------             --------------
         ASSETS
         Current assets:
              Cash and cash equivalents                                            $  3,820,092               $  3,407,910
              Accounts receivable, net                                                5,225,614                  6,327,599
              Unbilled revenue                                                        2,892,610                  4,028,183
              Inventory                                                                  59,230                    185,553
              Prepaid expenses and other current assets                                 452,749                    681,683
                                                                               ----------------             --------------
                   Total current assets                                              12,450,295                 14,630,928

         Property and equipment, net                                                  1,167,423                  1,478,003
         Restricted cash                                                                                           309,300
         Investment in and advances to joint venture                                    101,148                    101,336
         Intangible assets, net                                                       1,005,110                  1,183,024
         Other assets                                                                   223,143                    243,288
                                                                               ----------------             --------------

                   Total assets                                                    $ 14,947,119               $ 17,945,879
                                                                               ================             ==============

         LIABILITIES
         Current liabilities:
              Accounts payable                                                     $  2,361,986               $  3,441,114
              Accrued expenses and other liabilities                                    564,300                  1,121,917
              Reserve for claim adjustments and warranties                            3,675,087                  4,150,133
              Deferred revenue                                                          963,270                    759,060
              Current portion of capital lease obligations                                6,534                      7,222
                                                                               ----------------             --------------
                   Total current liabilities                                          7,571,177                  9,479,446

         Capital lease obligations, net of current portion                                                           4,644
                                                                               ----------------             --------------
                   Total liabilities                                                  7,571,177                  9,484,090
                                                                               ----------------             --------------

         Commitments and contingencies

         STOCKHOLDERS' EQUITY
         Common stock                                                                    39,759                     39,759
         Additional paid-in capital                                                  59,728,189                 59,671,189
         Accumulated deficit                                                        (52,386,056)               (51,243,209)
         Less:  Treasury stock, at cost                                                  (5,950)                    (5,950)
                                                                               ----------------             --------------
                   Total stockholders' equity                                         7,375,942                  8,461,789
                                                                               ----------------             --------------

                   Total liabilities and stockholders' equity                      $ 14,947,119               $ 17,945,879
                                                                               ================             ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                  ---------------------------------       ---------------------------------
                                                      1999                1998                1999                1998
                                                  -------------       -------------       -------------       -------------
Revenues:
 Commercial operations                               $5,267,455          $6,311,204         $14,693,415         $18,956,699
 Research and development services                      723,247             605,515           2,232,245           1,977,105
                                                  -------------       -------------       -------------       -------------

   Total revenues                                     5,990,702           6,916,719          16,925,660          20,933,804
                                                  -------------       -------------       -------------       -------------

Cost of commercial operations                         4,282,324           5,134,822          12,327,911          15,396,329
Research and development costs                          775,243             729,124           2,235,388           2,198,961
Marketing, general and administrative expenses        1,173,968           1,744,151           3,594,593           5,505,235
Impairment of long-lived assets                                                                                  21,670,028
                                                  -------------       -------------       -------------       -------------
   Total costs and expenses                           6,231,535           7,608,097          18,157,892          44,770,553
                                                  -------------       -------------       -------------       -------------

Other income (expense):
 Interest income                                         36,741              43,338             107,205             141,766
 Interest expense                                        (4,467)             (4,523)            (10,397)            (17,185)
 Equity in income (loss) of joint venture                  (118)              6,726                (188)             10,137
 Other, net                                                 840              (8,587)             (7,235)             (8,587)
                                                  -------------       -------------       -------------       -------------
   Other income, net                                     32,996              36,954              89,385             126,131
                                                  -------------       -------------       -------------       -------------

Net loss                                              ($207,837)          ($654,424)        ($1,142,847)       ($23,710,618)
                                                  =============       =============       =============       =============

Basic and diluted net loss per share                     ($0.05)             ($0.17)             ($0.29)             ($6.03)
                                                  =============       =============       =============       =============

Weighted average number of shares of
  Common Stock used in computing basic
  and diluted net loss per share                      3,965,951           3,965,951           3,965,951           3,932,564
                                                  =============       =============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                   ----------------------------------
                                                                       1999                 1998
                                                                   -----------          -------------
Cash flows from operating activities:
 Net loss                                                          ($1,142,847)         ($23, 710,618)
 Adjustments to reconcile net loss to cash used in
  operating activities:
   Depreciation and amortization                                       598,001              1,063,836
   Provision for claim adjustments and warranties                      367,958                509,776
   Provision for doubtful accounts                                     223,373                 15,537
   Deferred fees                                                        57,000
   Equity in loss (income) of joint venture                                188                (10,137)
   Impairment of long-lived assets                                                         21,670,028
   Other                                                                 7,235                  8,595

Changes in operating assets and liabilities:
     Accounts receivable                                               878,612                526,311
     Unbilled revenue                                                1,135,573                271,419
     Inventory                                                         126,323                 23,074
     Prepaid expenses and other current assets                         228,934               (286,960)
     Restricted cash                                                   309,300
     Other assets                                                       20,145                  1,103
     Accounts payable                                               (1,079,128)              (559,343)
     Accrued expenses and other liabilities                           (557,617)              (264,553)
     Reserve for claim adjustments and warranties                     (843,004)              (531,996)
     Deferred revenue                                                  204,210                267,760
                                                                   -----------          -------------
     Net cash provided by (used in) operating activities               534,256             (1,006,168)
                                                                   -----------          -------------
Cash flows from investing activities:
 Capital expenditures                                                 (132,580)              (367,264)
 Proceeds from sale of property and equipment                           15,838                 21,500
                                                                   -----------          -------------
     Net cash used in investing activities                            (116,742)              (345,764)
                                                                   -----------          -------------
Cash flows from financing activities:
 Capital lease principal repayments                                     (5,332)               (13,485)
 Net proceeds from exercise of stock options                                                      560
 Net proceeds from issuance of Common Stock                                                   620,000
                                                                   -----------          -------------
     Net cash (used in) provided by financing activities                (5,332)               607,075
                                                                   -----------          -------------
Net increase (decrease) in cash and cash equivalents                   412,182               (744,857)

Cash and cash equivalents at beginning of period                     3,407,910              4,863,658
                                                                   -----------          -------------
Cash and cash equivalents at end of period                          $3,820,092             $4,118,801
                                                                   ===========          =============

Supplemental disclosures of cash flow information:
----------------------------------------------------

 Cash paid for interest                                                $17,517                $26,333
                                                                   ===========          =============
 Cash refunded for income taxes                                        ($9,764)                    $0
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

Since the Company incurred net losses for the nine months ended September 30, 1999 and 1998, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would have been antidilutive. There were options, warrants and other rights to purchase 537,356 and 648,840 shares of common stock outstanding at September 30, 1999 and 1998, respectively.

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

3.    SEGMENT INFORMATION
      -------------------

Information about reported segments for the three and nine months ended September 30, 1999 and 1998 is as follows:


                                                   Research and
                                      Commercial    Development
                                      Operations     Services        Other          Total
                                      -----------  -------------  ------------  -------------
  Three Months Ended September 30,
           1999
           ----
           Revenues                   $ 5,267,455    $  723,247             -   $  5,990,702
           Segment profit (loss)          985,131       (51,996)   (1,140,972)      (207,837)

           1998
           ----
           Revenues                   $ 6,311,204    $  605,515             -   $  6,916,719
           Segment profit (loss)        1,176,382      (123,609)   (1,707,197)      (654,424)

  Nine Months Ended September 30,
           1999
           ----
           Revenues                   $14,693,415    $2,232,245             -   $ 16,925,660
           Segment profit (loss)        2,365,504        (3,143)   (3,505,208)    (1,142,847)

           1998
           ----
           Revenues                   $18,956,699    $1,977,105             -   $ 20,933,804
           Segment profit (loss)        3,560,370      (221,856)  (27,049,132)   (23,710,618)

The following table presents the details of the "Other" segment for the three and nine months ended September 30, 1999 and 1998:

                                                          Three Months Ended                    Nine Months Ended
                                                              September 30                         September 30
                                                  -------------------------------         -------------------------------
                                                         1999           1998                    1999            1998
                                                  --------------  ---------------         -------------  ----------------
         Marketing, general and
          administrative expenses                 ($  1,173,968)  ($ 1,744,151)           ($ 3,594,593)  ($  5,505,235)
         Impairment of long-lived
          assets                                              -              -                       -     (21,670,028)
         Interest income                                 36,741         43,338                 107,205         141,766
         Interest expense                                (4,467)        (4,523)                (10,397)        (17,185)
         Equity in income (loss) of
          joint venture                                    (118)         6,726                    (188)         10,137
         Other, net                                         840         (8,587)                 (7,235)         (8,587)
                                                   ------------    -----------             -----------    ------------
                                                  ($  1,140,972)  ($ 1,707,197)           ($ 3,505,208)  ($ 27,049,132)
                                                   ============    ===========             ===========    ============

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

On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's Wisconsin Operations Group (the "Group"). Remediation services and installation of traditional remediation systems are the Group's core business and generate the greatest portion of the Group's revenues. Pursuant to the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), a program funded by the State of Wisconsin for cleaning up underground storage tanks, the Group's clients (or their lending banks) are entitled to seek reimbursement for a majority of the remediation costs paid to the Group. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically, the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Group's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Group has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Group which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. In certain instances, the Company has written guarantees to banks or clients which, under certain conditions, could obligate the Company to reimburse the bank for items disallowed under the program. Since the Company acquired FMI, the

Company has reimbursed its clients and their lending banks an aggregate of $1,239,171. At September 30, 1999, the Company had $3,355,386 in reserves with respect to potential ineligible claims related to approximately $55 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

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

Results of Operations
---------------------

Nine Months Ended September 30, 1999 Compared to
------------------------------------------------
Nine Months Ended September 30, 1998
------------------------------------


For the nine months ended September 30, 1999, the Company's total revenues decreased 19% to $16,925,660 from $20,933,804 in the same period in 1998. The net loss decreased to $1,142,847 from $23,710,618 in the same period of 1998, while the basic and diluted net loss per share was $0.29 compared to $6.03 in the same period in 1998. The 1998 net loss included the goodwill impairment charge of $21,670,028, or approximately $5.51 per share.

Commercial revenues in 1999 decreased 22% to $14,693,415 from $18,956,699 in the same period in 1998. The decreased commercial revenues are due primarily to reduced revenue under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate research and development contracts increased in the nine-month period ended September 30, 1999 by 13% to $2,232,245 from $1,977,105 in 1998. Revenues increased primarily due to the timing of work associated with Phase II government projects that the Company is actively working on.

Total costs and expenses decreased to $18,157,892 in the nine-month period ended September 30, 1999 from $44,770,553 in the same period in 1998. The 1998 costs included the impairment charge of $21,670,028. Exclusive of the impairment charge, total costs and expenses decreased 21% for the nine months ended September 30, 1999 from the same period in 1998. The cost of commercial operations decreased 20% to $12,327,911 during the first nine months of 1999 from $15,396,329 in the same period in 1998 due primarily to decreased revenue levels. Research and development expenses increased 2% to $2,235,388 during the first nine months of 1999 from $2,198,961 in the same period in 1998 due primarily to the increased costs of supplies used to perform work under various corporate and government research and development contracts. Marketing, general and administrative expenses decreased 35% to $3,594,593 from $5,505,235 due primarily to ongoing cost reduction programs, continuing headcount reductions, purchasing efficiencies and the elimination of the amortization of goodwill associated with the FMI acquisition. As discussed above, during the first nine months of 1998 the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 and that have negatively impacted the performance of the Wisconsin Operations Group. As a result, the Company concluded that the goodwill related to the FMI acquisition was impaired and was written off in the second quarter of 1998.

Interest income decreased 24% to $107,205 in the nine-month period ended September 30, 1999 from $141,766 in 1998, due primarily to the decreased average cash available for investment.


Three Months Ended September 30, 1999 Compared to
-------------------------------------------------
Three Months Ended September 30, 1998
-------------------------------------

For the three months ended September 30, 1999, the Company reported revenues of $5,990,702, a decrease of 13% from $6,916,719 for the same period in 1998. The Company experienced a net loss in the period of $207,837 as compared to a net loss of $654,424 in the same period of 1998, while the basic and diluted net loss per share was $0.05 as compared to $0.17 in the same period in 1998.

Third quarter 1999 commercial revenues decreased 17% to $5,267,455 from $6,311,204 in the same period in 1998. The Company's commercial revenues decreased primarily due to reduced revenues under the PECFA program related to adoption of the Emergency Rules in April 1998.

Revenues from corporate and government research and development contracts increased 19% to $723,247 from $605,515 in 1998. The increase is primarily due to timing of work associated with Phase II government projects that the Company is actively working on.

Total costs and expenses decreased 18% to $6,231,535 in the third quarter of 1999 from $7,608,097 in the same period in 1998. The cost of commercial operations decreased 17% to $4,282,324 in the third quarter of 1999 from $5,134,822 in the same period in 1998 due primarily to lower revenue levels. Research and development expenses increased 6% to $775,243 in the third quarter of 1999 from $729,124 in the same period in 1998 due primarily to the increased costs of supplies used to perform work under various corporate and government research and development contracts. Marketing, general and administrative expenses decreased 33% to $1,173,968 in the third quarter of 1999 from $1,744,151 in the same period in 1998 due primarily to the Company's continuing cost reduction efforts, headcount reductions and improved purchasing efficiencies.

Interest income decreased 15% to $36,741 in the three-month period ended September 30, 1999 due primarily to the decreased average cash available for investment.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies.
At September 30, 1999, the Company had cash and cash equivalents of $3,820,092 and working capital of $4,879,118. Cash and cash equivalents increased $412,182 from December 31, 1998 to September 30, 1999 due primarily to cash provided by operations of $534,256 offset by capital expenditures of $132,580.

From December 31, 1998 to September 30, 1999, accounts receivable decreased by $1,101,985 primarily as a result of reduced revenues and improved collections. In the same period, accounts payable decreased by $1,079,128 due to reduced revenue levels and related subcontractor charges as well as shifts in the timing of project expenses. Accrued expenses and other liabilities decreased by $557,617 from December 31, 1998 to September 30, 1999 primarily due to the payment in the first quarter of 1999 of certain deferred compensation related to prior years, the payment of accrued severance and the timing of professional fees. At September 30, 1999, the Company had $3,675,087 in reserve for claim adjustments and warranties, $3,355,386 of which is available with respect to potential PECFA claim adjustments related to approximately $55 million in unsettled PECFA submittals and $319,701 of which is available with respect to potential systems warranty claims and other contract issues.

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

Other Matters
-------------

As of December 31, 1998, the Company had a net operating loss carry forward of approximately $23,000,000 for federal income tax reporting purposes available to offset future taxable income, if any, through 2018. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

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

The Company has identified its telephone and communications systems in each of its offices as its only significant non-IT system. The Company has completed its assessment of its telephone and communications systems and has discovered that the telephone systems in two of the Company's locations were non-compliant. The Company intends to modify or, if necessary, replace such non-compliant systems and expects to complete such modification or replacement by December 1999.

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

The Company uses both internal and external resources in its Y2K Program. The Company has estimated that to date it has spent less than $20,000, primarily on software upgrades, on the Year 2000 issue. It anticipates spending an additional $25,000 to $50,000 for additional software upgrades, hardware modifications and administrative costs. The program will be funded out of working capital and expensed as incurred. The Y2K Program has not affected any other IT initiatives. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. These costs are the Company's best estimate given other ongoing systems initiatives. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company is developing contingency plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. We currently believe that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities, customers or suppliers for a short time rather than systemic or long-term problems affecting our business operations as a whole. Our contingency planning will continue to identify systems or other aspects of our business or those of our suppliers that we believe would be most likely to experience Year 2000 problems as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of materials or data to customers or to other offices. Because there is uncertainty as to which activities may be affected and the exact nature of the problem that may arise, our contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations. Some of the actions may include the development of plans for the allocation, stockpiling or resourcing of components and materials that may be critical to our projects in process at December 31, 1999. Specific contingency plans and resources for permitting the necessary flexibility of response are expected to be identified and put into place commencing in late 1999 as projects in process may not be identified until that time.

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



                              ENVIROGEN, INC.
                              (Registrant)



Date:  November 5, 1999       By:   /s/ Robert S. Hillas
                                    -------------------------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer


                              By:   /s/ Mark J. Maten
                                    -------------------------------------
                                    Mark J. Maten
                                    Vice President of Finance
                                    and Chief Financial Officer