Form 10-K
period 1999-12-31
ENVIROGEN INC
filed 2000-03-28
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended                        Commission File No. 0-20404
December 31, 1999

                                ENVIROGEN, INC.
                                 (Registrant)

       Delaware                                      22-2899415
------------------------                 ---------------------------------
(State of incorporation)                 (IRS Employer Identification No.)

   4100 Quakerbridge Road
     Lawrenceville, NJ                                  08648
---------------------------------                 -----------------
(Address of principal executive                       (Zip code)
 offices)

Registrant's telephone number, including area code:  (609) 936-9300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
--------------------------------------
        (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No _______
      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -------
     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of February 25, 2000 was approximately $9,830,518. (Reference is made to p. 15 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of February 25, 2000 was 3,966,670.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled May 18, 2000 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference in Part III of this report.

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

While the activities of the Company are principally commercial remediation, a portion of the activities of the Company to date have been related to research funded by corporate and governmental sponsors to determine when advanced biological treatment systems are appropriate to treat hazardous or noxious waste.

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

In connection with this strategy, in 1998 Envirogen entered into a collaborative marketing agreement with the Envirex Division of United States Filter Corporation ("US Filter") to jointly pursue opportunities in the treatment of ammonium perchlorate, a component in rocket fuel, and methyl-tert-butyl-ether ("MTBE"), a gasoline additive. In February 1999, Envirogen expanded its relationship with the Davis Process Division of US Filter in the biofilter market to treat noxious odors in municipal waste water applications. Under the agreement, US Filter will be responsible for sales, marketing and manufacturing, while Envirogen will continue product development.

Business Areas

Envirogen's core competency is the application of biotechnology and biocomplementary technologies combined with expertise in traditional remediation technology for both the remediation of contaminated waste sites and for the treatment of contaminated waste streams. The evolution of the Company, catalyzed by acquisitions which have added synergistic technologies and capabilities onto its core base of expertise, is demonstrated by its increased scope of services and products offered to the marketplace and the expansion of its geographic presence. Increasingly, the Company is identifying and focusing its marketing efforts on markets that are distinguished by specific compounds such as MTBE or ammonium perchlorate. In these markets, the Company has technological solutions that offer advantages over competitive technologies. Envirogen's primary business areas are described as follows.

Soil Treatment
--------------

The majority of environmental problems are the result of the release into the environment of contaminants ranging from simple hydrocarbons to complex chlorinated compounds. Generally, the less complex molecular make-up of a contaminant, the more easily and quickly it will be degraded by bacteria that use the contaminant as a "food source." For instance, when hydrocarbon-based compounds such as gasoline or heating oil are spilled onto the ground, depending on various factors, indigenous soil bacteria are likely to be present to begin the biodegradation process to break down the contaminant into its core components of carbon dioxide and water. Contaminants with more complex molecular structures generally are more difficult to degrade. As molecular complexity increases, the presence of indigenous bacteria that are capable of degrading the compound is less likely, resulting in the need for intervention to enhance the degradation process. The extent of intervention ranges from the relatively subtle, such as biostimulation (stimulating indigenous bacteria) and bioaugmentation (injecting bacteria isolated in a laboratory into the subsurface), to the more conspicuous, such as excavation and transport to another location. With an understanding of the direct relationship between cost and intervention, whereby costs generally increase with added degrees of intervention, Envirogen designs solutions that employ the least amount of intervention necessary in each given case to achieve an environmentally effective and cost-efficient solution.

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

Envirogen's full range of in situ technologies include: traditional approaches, such as soil vapor extraction and air sparging; innovative biological-based techniques, such as biostimulation and bioaugmentation; and approaches combining the two, such as biosparging and bioventing, both of which stimulate degradative microbial activity through the addition of oxygen to the subsurface. Envirogen has steadily increased its in situ capabilities both through its internal developmental efforts as well as through acquisitions of companies with technologies in this category. Envirogen's acquisition of Massachusetts-based Vapex Environmental Technologies, Inc. ("Vapex") in 1991 and Michigan-based MWR in 1996 provided it with a portfolio of proprietary in situ capabilities. The Company has recently developed commercial in situ capabilities for destruction of MTBE and trichloroethylene ("TCE"). The scope of Envirogen's economical in situ capabilities has been a major factor in Envirogen's success in receiving several contract awards from groups of prestigious Fortune 100 clients for the cleanup of Superfund sites.

Envirogen acquired Wisconsin-based Fluid Management, Inc. ("FMI") in 1997. The acquisition significantly enhanced Envirogen's remediation capabilities and provided Envirogen with greater technical resources, broader geographical presence and broader client coverage. As a result of its acquisition of FMI,

Envirogen provides specialized remediation services, including all aspects of underground and aboveground storage tank management, a broad range of engineering and construction services, air permitting, compliance management, storm water management, complete solid waste services, landfill engineering and waste characterization.

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

The biological treatment of contaminated water streams relies on the destruction of chemicals by microorganisms, attached to a filter media or otherwise contained in a reactor, to catalyze chemical reactions that break down contaminants into less harmful compounds. Utilizing its knowledge of biocatalysis and advanced reactor design, the Company is able to combine efficient microorganisms with the optimum bioreactor design to achieve the destruction of a given contaminant. Envirogen's research and development has led to full-scale reactor systems for the treatment of contaminants ranging in complexity from simple hydrocarbons to complex compounds, such as MTBE, which are difficult to degrade. The Company has developed the following reactor designs:

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

      Envirogen's efforts in its water program include the installation in 1998 of an FBR system at an industrial site for the removal of aniline and nitrobenzene from groundwater. As evidence of the cost-effectiveness of the technology, the client estimated that the FBR system would save at least $1.8 million in capital and operating costs over the life of the remediation project when compared to conventional technologies. In addition, during 1998 Envirogen designed and installed an FBR at an industrial site for the removal of ammonium perchlorate from groundwater. Ammonium perchlorate is associated with a number of industries and has been identified as a groundwater contaminant in 46 states. During 1999, the Company was awarded a contract to provide an FBR system to treat groundwater leachate on the site of a former manufactured gas plant for an electric utility. The Company believes these systems have applications in a number of industries including petrochemicals, pharmaceuticals, pulp and paper, and industries using paints or solvents.

   . Membrane Bioreactor - The membrane bioreactor ("MBR") consists of a liquid-phase bioreactor coupled with a membrane clarification unit. Following the biological treatment of the contaminated stream, the contents of the bioreactor are pumped to the membrane unit where the solids and liquids are separated with clean effluent being discharged and biomass being recycled back into the bioreactor. During 1999, the Company developed and began offering a line of modular transportable membrane biological reactor ("TIMBR") systems. These systems incorporate proprietary designs and certain features for which a patent application has been filed. The first TIMBR unit was delivered in 1999 to an industrial/municipal wastewater treatment facility. Also, the Company designed an MBR system to treat landfill leachate and other wastewaters as part of a 13-acre pretreatment facility under construction by a municipality. The optimal use of this system is for high concentration, moderate flow-rate streams with complex or difficult to degrade compounds, such as MTBE, 1,4-dioxane and pesticides.

Air Treatment
-------------

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

A biofiltration system consists of a large containment vessel ("reactor"), within which microorganisms are attached to either an organic or inorganic filter media and are used to catalyze chemical reactions that break down airborne contaminants into less harmful compounds. As a contaminated vapor stream passes through the filter bed, contaminants are transferred from the vapor to the biofilm layer and are consumed by the microorganisms. Research and numerous field trials done by Envirogen resulted in the following bioreactor technologies:

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

   . Biotrickling Filter - A biotrickling filter operates on the same principle as a biofilter but utilizes a synthetic packing material instead of the organic filter media used in the biofilter. The biotrickling filter operates with a recirculating liquid flow over the packing material. This recirculating liquid flow is initially inoculated with microorganisms which form a biofilm layer on the packing. The contaminants are transferred to, and degraded by, microorganisms present within both the recirculating liquid and the biofilm layer. The biotrickling filter is an attractive alternative for the treatment of more difficult-to-degrade compounds with the advantage of reduced system footprint and reduced operating costs as compared to more traditional technologies.

Envirogen offers a line of patented modular biofiltration systems and other technologies for the treatment of odors, air toxics and volatile organic compounds for specific segments of the air pollution control market. These technologies, combined with the customized biofilter and biotrickling filter designs of Envirogen, underscore Envirogen's goal to attain a leadership position in the biological air pollution control market. These products have applications in a number of industries which include municipal waste treatment facilities, composting plants and the forest products industries.

Envirogen is distinguished in this market by having completed work on numerous full-scale air system installations ranging in contract size from approximately $35,000 to $1.8 million. In prior years, the Company designed and built biofilters for a decorative hardwood panel manufacturer and for a synthetic sponge manufacturer. During 1998 and 1999, Envirogen designed and built a large flow capacity system, under a contract with Waste Management of New York ("WMNY"). The contract with WMNY called for Envirogen to provide a turn-key biofiltration odor control system to treat exhaust air from a municipal waste/biosolids composting facility that WMNY constructed and operates for the Municipal Authority of Rockland County in New York.

In February 1999, Envirogen expanded its relationship with the Davis Process Division of US Filter in the biofilter market to treat noxious odors in municipal waste water applications. Under the agreement, US Filter will be responsible for sales, marketing and manufacturing, while Envirogen will continue product development.

Technology

Envirogen conducts research and development aimed at developing new, more efficient environmental technologies for the remediation of hazardous waste and for pollution control. Envirogen's technology is based on two elements: microorganisms (biocatalysts) with exceptional degradative abilities; and engineered systems, including proprietary bioreactors and processes. Envirogen has conducted extensive testing of microorganisms and bioreactors and has assembled a staff of scientists, engineers and consultants with expertise in biochemistry, molecular biology, microbiology, hydrology, chemical and mechanical engineering and systems design. During 1999, Envirogen spent approximately $3.0 million on research and development projects, approximately $2.9 million of which was funded by third parties or government agencies.

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

Envirogen has isolated natural strains of bacteria that partially or completely degrade or accelerate the degradation of a number of recalcitrant hazardous wastes, including MTBE, PCBs, TCE, chloroform and other chlorinated solvents, hydrochlorofluorocarbons ("HCFCs," ozone-depleting refrigerants) and polycyclic aromatic hydrocarbons ("PAHs"). These bacteria have been isolated using specialized enrichment techniques that allow Envirogen to select, isolate and optimize the superior strains from the general population of bacteria found at contaminated sites. Envirogen is also designing and testing genetically-modified bacteria that can have several advantages over naturally occurring bacteria. These advantages include the ability to degrade wastes faster, reducing the overall cost of remediation or waste stream treatment.

Envirogen's commitment to developing leading-edge technologies not only serves to provide new business opportunities for Envirogen, but has also helped establish Envirogen as a leader in environmental biotechnology. As mentioned earlier, one of the major areas of focus for Envirogen has been the development and testing of advanced in situ bioremediation technologies such as bioaugmentation, whereby highly efficient microorganisms are injected directly into a contaminated aquifer.

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

In 1998, Envirogen was awarded a patent on its process for the biodegradation of MTBE. The invention utilizes a class of microorganisms that use propane and propanol as their growth substrate while also biodegrading MTBE and other ether-base fuel additives. Envirogen successfully completed a field demonstration of its MTBE bioremediation technology and believes that the technology provides a mechanism to remove MTBE from contaminated groundwater on a cost-effective basis.

Externally Funded Research
--------------------------

As discussed earlier, strict regulations and the prohibitive cost of traditional treatment methods have forced business and government to seek lower-cost alternatives to their hazardous waste problems. In particular, various agencies of the Federal government have been early and strong supporters of innovative technologies aimed at achieving this goal. This support is evident through the government's Small Business Innovation Research ("SBIR") program, which awards grants of various sums to companies for specific areas of research and development. Throughout it's history the Company has been awarded numerous Phase I and Phase II SBIRs for the development of advanced technologies. In 1999, the Company performed a project for the Department of Defense ("DOD"), to develop and field test a biotrickling filter for treating air containing paint and paint-stripping solvents. Another SBIR was awarded in 1998, also for the DOD, to continue development of an in situ biotreatment process for chlorinated solvents using biostimulation.

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

Envirogen's research and development efforts with microorganisms and engineered systems, along with many other existing products and systems still under development, lay the scientific groundwork for safer, more responsive commercial applications. The result is a cleaner environment achieved at a cost which is reasonable for government and industry.

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

Under the Toxic Substances Control Act ("TSCA"), the EPA has the authority to regulate the use of chemicals for commercial purposes. A premanufacture notice ("PMN") is required to be filed with the EPA 90 days in advance of the manufacture for commercial purposes of any "new" chemical substance. To date, the EPA has not asserted that isolated strains of naturally-occurring microorganisms are chemical substances under TSCA. Since 1986, however, genetically-modified microorganisms, with certain limited exceptions, have been considered "new" chemical substances by the EPA. As a result, any manufacture of genetically-modified microorganisms that Envirogen may consider in the future for commercial use or the release of genetically-modified microorganisms into the environment will require the filing of a PMN, subject Envirogen to the EPA's premanufacturing review process and require the development of risk assessment information. Depending on the nature of the microorganism, this process may be time-consuming and costly. Envirogen has been advised by the EPA that Envirogen's proposed use of genetically-modified microorganisms in a bioreactor is a "contained" use for purposes of research and development. In April 1997, the EPA adopted regulations for its TSCA biotechnology program that define the criteria under which the use of genetically-modified microorganisms in a bioreactor will be considered "contained." Envirogen believes the time and cost of obtaining EPA approval for its commercial systems may be reduced as a result of the EPA's regulations for its TSCA biotechnology program. Envirogen continues to monitor regulatory approvals required by the EPA under TSCA and by various state and local authorities related to Envirogen's intended use of genetically-modified bacteria.

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

Management believes that Envirogen is in material compliance with all material regulatory requirements.

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

In general, competition in the hazardous waste management industry is based primarily upon the cost of the volume of waste treated, contained or removed. Where the waste is removed, customers are typically charged based on tons of contaminated soil excavated and transported to a hazardous waste landfill. Additional competitive factors include corporate presence in a geographic area, regulatory support, performance standards and technical reliability and competence. Envirogen's competitive position is premised upon the lower-cost treatment approach traditionally associated with biodegradation techniques, with particular focus upon Envirogen's distinctive approach to degrading recalcitrant hazardous waste.

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

Envirogen is aware of other companies that have targeted the biodegradation of MTBE and/or TCE and have performed various degrees of testing. Envirogen is not aware of any competitor that has had substantial positive results in the biodegradation of PCB wastes, although Envirogen believes that various companies have targeted the PCB biodegradation market. Envirogen is aware of and expects continued competition in the areas of remediation of industrial air toxics, industrial wastewaters, groundwater and soils.

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

Employees

As of December 31, 1999, Envirogen had 161 full-time employees, including 94 in engineering, 23 in research and development, 32 in administration and finance and 12 in marketing. Doctoral degrees are held by 11 employees and encompass the disciplines of biochemistry, molecular biology, chemical engineering, civil engineering, environmental engineering, hydrologic science, microbiology and microbial physiology. Each of Envirogen's key employees is subject to a confidentiality agreement with Envirogen covering Envirogen's processes and plans relating to its business and activities. Envirogen is not subject to any collective bargaining agreements and believes that its relationship with its employees is excellent.

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

ITEM 2.  PROPERTIES

The Company's headquarters is located in Lawrenceville, New Jersey, where it leases 40,200 square feet of office space for its administrative, research and pilot facilities and for its commercial operations. The Company also leases an aggregate of approximately 48,100 square feet of office and warehouse space for its administrative and commercial operations in Illinois, Massachusetts, Michigan, Texas and Wisconsin. Management believes that the Company's facilities are adequate and suitable for its current and proposed operations for the immediately foreseeable future.

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

The Company is subject to claims and lawsuits in the ordinary course of its business. In the opinion of management, such claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.


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


     Name                   Age                           Position
     ----                   ---                           --------
Robert S. Hillas             51              President, Chief Executive Officer and
                                                Chairman of the Board
Ronald Unterman, Ph.D.       54              Senior Vice President and Chief
                                                Scientific Officer
Mark J. Maten                42              Vice President, Finance and Chief
                                                Financial Officer
David N. Enegess             53              Vice President Systems Sales and Services

Richard W. Schowengerdt      44              Vice President Wisconsin Operations

Robert S. Hillas, President, Chief Executive Officer and Chairman of the Board, joined the Company in April 1998. Mr. Hillas served as a Managing Director and a member of E.M. Warburg, Pincus & Co., L.L.C. ("Warburg"), an investment banking firm, and its predecessors from 1993 until April 1998. Mr. Hillas served as Warburg's nominee director to the Company from April 1997 to April 1998. Mr. Hillas is also a director of ATMI, Inc. Mr. Hillas received his undergraduate degree from Dartmouth College and a Masters in Business Administration from Stanford University.

Ronald Unterman, Ph.D., Senior Vice President and Chief Scientific Officer, is a founder of the Company and has been with the Company since August 1988. From 1981 until he joined the Company, Dr. Unterman served as a staff scientist (from November 1981 to December 1987) and as a manager (from January 1988 to July
1988) of the Environmental Technology Program at General Electric Company. His primary area of research expertise is in the development of methods for biodegrading PCBs. Dr. Unterman is also a director of About.com, Inc. Dr. Unterman received a B.A. in biology from Haverford College, studied under a Molecular Biology Fellowship at Rockefeller University and holds a Ph.D. in biochemistry from Columbia University.

Mark J. Maten joined the Company in January 1998 as Vice President, Finance and Chief Financial Officer. From February 1997 until December 1997, Mr. Maten served as a business and financial advisor in a consulting capacity to a number of companies. From June 1992 until January 1997, Mr. Maten was Senior Vice President and Chief Financial Officer of Enviroplan, Inc., a leading provider of continuous emission monitoring systems to the electric utility industry. Mr. Maten also served as a member of the Board of Directors for Enviroplan, Inc.
Mr. Maten is a member of the American Institute of Certified Public Accountants. Mr. Maten received his undergraduate degree from the University of Michigan and a Masters in Business Administration from Indiana University.

David N. Enegess was appointed Vice President Systems Sales and Services in January 1999. Mr. Enegess is a founder of the Company and has served as Vice President of Marketing and Commercial Development (June 1988 until March 1997) as well as Vice President of Product Development (April 1997 until December
1998). From 1982 until he joined the Company in June 1988, he served in various capacities, most recently as Vice President of Corporate Development, for American NuKEM Corporation (formerly known as WasteChem Corporation), a company which sells equipment, systems and services for the treatment of hazardous wastes. Mr. Enegess received his undergraduate and masters degrees in chemical engineering from Tufts University.

Richard W. Schowengerdt joined the Company when Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm of which he was a founder, was acquired by the Company in April 1997, and served as Vice President of Design Engineering until May 1999. Mr. Schowengerdt was named Vice President Wisconsin Operations in May 1999. He served as Vice President of Technical Development at FMI since 1990. Mr. Schowengerdt's background includes management and technical expertise in construction, engineering, geology and hydrogeology. Mr. Schowengerdt received a B.S. in hydrology from Michigan Technological University.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Envirogen's Common Stock is traded in the Nasdaq SmallCap Market under the symbol "ENVG." The Common Stock prices are inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth for the periods indicated the high and low closing prices for Envirogen's Common Stock as reported by Nasdaq. The stock prices have been adjusted to reflect the one-for-six reverse split of the Company's common stock on November 24, 1998 on a retroactive basis.


               1999                  HIGH            LOW
               ----                  ----            ---
          1st Quarter               $ 1.88          $1.09
          2nd Quarter               $ 1.75          $0.88
          3rd Quarter               $ 1.66          $0.75
          4th Quarter               $ 1.69          $0.81

               1998
               ----
          1st Quarter               $ 9.75          $6.19
          2nd Quarter               $12.19          $6.57
          3rd Quarter               $ 7.88          $2.25
          4th Quarter               $ 3.00          $1.00


The closing price for the Common Stock on February 25, 2000 was $4.19. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The number of stockholders of record as of February 7, 2000 was 219, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 1,600.

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

Summary of Operations
                                                                    Years Ended December 31,
                                     -----------------------------------------------------------------------------------
                                          1999             1998/(1)/        1997/(2)/         1996/(3)/         1995
                                        --------           ---------        ---------         ---------       --------
 Revenues                             $24,049,968         $26,220,877      $25,769,509       $12,919,594     $ 8,033,698
 Costs and expenses                    25,601,135          52,541,064       28,885,818        15,689,306      10,279,694
 Interest, net                            134,765             159,277          210,573           170,783         169,972
 Equity in (loss) income
   of joint ventures                         (393)             13,688         (210,497)          (52,629)        (93,437)
 Other, net                                (7,604)             (3,804)          26,047             7,601          16,961
                                     ------------       -------------    -------------     -------------   -------------
 Net loss                              (1,424,399)        (26,151,026)      (3,090,186)       (2,643,957)     (2,152,500)
 Preferred stock
   dividends                                    -                   -                -           (36,458)       (233,333)
                                     ------------       -------------    -------------     -------------   -------------
 Net loss applicable to
   Common Stock                      ($ 1,424,399)       ($26,151,026)    ($ 3,090,186)     ($ 2,680,415)   ($ 2,385,833)
                                     ============       =============    =============     =============   =============

 Basic and diluted net
   loss per share
    applicable
   to Common Stock(4)                      ($0.36)             ($6.64)          ($0.93)           ($1.41)         ($1.87)
                                     ============       =============    =============     =============   =============

Summary of Financial Position
                                                                     December 31,
                                     -----------------------------------------------------------------------------------
                                          1999               1998           1997/(2)/         1996/(3)/         1995
                                        --------           ---------        ---------         ---------       --------
Total assets                         $ 16,370,865       $  17,945,879    $  42,727,012     $  12,716,624   $   8,585,233
Working capital                         4,786,503           5,151,482        8,099,057         7,094,266       4,934,700
Long-term obligations                           -               4,644           12,671            42,176          60,951
Redeemable convertible
  Preferred Stock                               -                   -                -                 -       1,728,621
Stockholders' equity                    7,093,390           8,461,789       33,992,254        10,047,233       4,863,357

_____________

(1) Costs and expenses for 1998 includes a non-cash charge of $21,670,028 representing the impairment of goodwill associated with the FMI acquisition.
(2) The financial data for 1997 includes the results of operations of FMI (acquired April 10, 1997) from the date of acquisition.
(3) The financial data for 1996 includes the results of operations of MWR (acquired February 9, 1996) from the date of acquisition.
(4) The per share amounts have been adjusted to reflect the one-for-six reverse stock split of the Company's common stock on November 24, 1998 on a retroactive basis.

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

General
-------

The Company's revenues to date have been from (i) commercial operations, consisting of revenue from remediation services, conventional treatment systems and soil vapor extraction systems and the Company's biological degradation systems (including both in situ and ex situ bioremediation), and (ii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has only recently seen the first revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although full-scale commercial systems have been installed for each current reactor type, additional expenditures will be required for continued research and development and additional marketing activities for the further commercialization of the Company's biodegradation systems is planned. The amount and timing of such expenditures cannot be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's Wisconsin and Illinois Divisions. Remediation services and installation of traditional remediation systems are the Divisions' core business and generate the greatest portion of the Divisions' revenues. Pursuant to the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), a program funded by the State of Wisconsin for cleaning up underground storage tanks, the Wisconsin Division's clients (or their lending banks) are entitled to seek reimbursement for a majority of the remediation costs paid to the Wisconsin Division. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically, the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Wisconsin Division's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Wisconsin Division has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Wisconsin Division which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. Since the Company acquired FMI, the Company has reimbursed its clients and their lending banks an aggregate of $1,343,311. At December 31, 1999, the Company had $3,328,034 in reserves with respect to potential ineligible claims related to approximately $56 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

On April 17, 1998, the State of Wisconsin adopted emergency rules ("Emergency Rules") with regard to PECFA which effectively reduced the expected revenue per site that the Wisconsin Division can capture under the program for the foreseeable future. The State of Wisconsin's stated intent for issuance of the Emergency Rules was to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Until the issuance of the Emergency Rules, the Wisconsin Department of Natural Resources ("DNR") determined the appropriate remedial activity for each site under the program in every instance. Per the Emergency Rules, DNR's authority extends only to sites where groundwater contamination is evident. Where contamination of soil exists without groundwater contamination, DCOM administers the remedial program with no DNR involvement. Under the Emergency Rules, lower-cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary. This is a significant change, because natural attenuation was previously not an approved option and virtually all sites were actively remediated. Based upon the Company's experience, it is estimated that the active remediation approach under PECFA resulted in revenues ranging from $50,000 to $1,000,000 per site. Since the adoption of the Emergency Rules, the Company's revenues from a typical site have been reduced to approximately $40,000 to $100,000. This regulatory event has resulted, and is expected to continue to result, in a dramatic decrease in revenue, net income and cash flow from the Wisconsin Division.

As a result of this event, the Company reviewed the carrying value of the long-lived assets associated with its acquisition of FMI and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of the goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the Wisconsin Division discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the FMI acquisition.

Results of Operations
---------------------

1999 Compared to 1998
---------------------

For the year ended December 31, 1999, the Company's total revenues decreased 8% to $24,049,968 from $26,220,877 in 1998. The net loss decreased 95% to
$1,424,399 from $26,151,026 in 1998, while the basic and diluted net loss per share was $0.36 compared to $6.64 in 1998. The 1998 net loss included a goodwill impairment charge of $21,670,028, or approximately $5.50 per share.

Commercial revenues (net of reserves for ineligible PECFA claims) decreased 11% in 1999 to $21,114,503 from $23,648,398 in 1998. The decreased commercial revenues are due primarily to reduced revenue under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate research and development contracts increased in 1999 by 14% to $2,935,465 from $2,572,479 in 1998. Revenues increased primarily due to the timing of work associated with Phase II government projects on which the Company worked in 1999.

Total costs and expenses decreased to $25,601,135 in 1999 from $52,541,064 in 1998. The 1998 costs included the impairment charge of $21,670,028. Exclusive of the impairment charge, total costs and expenses decreased 17% for 1999. The cost of commercial operations decreased 14% to $17,973,543 during 1999 from $20,944,137 in 1998 due primarily to decreased revenue levels. Research and development expenses decreased 1% to $2,981,959 during 1999 from $2,998,628 in 1998. Marketing, general and administrative expenses decreased 33% to $4,645,633 from $6,928,628 due primarily to ongoing cost reduction programs, continuing headcount reductions and purchasing efficiencies. As discussed above, in 1998 the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 and that have negatively impacted the performance of the Wisconsin Division.

Interest income decreased 18% to $148,531 in 1999 from $180,545 in 1998, due primarily to the decreased average cash available for investment.

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

Commercial revenues (net of reserves for ineligible PECFA claims) increased 3% to $23,648,398 from $23,044,622 in 1997 while revenues from corporate and government research and development contracts decreased 6% to $2,572,479 from $2,724,887 in 1997. The increased commercial revenues are due primarily to increased sales of the Company's services and products related to biological degradation systems, offset in part by decreases in service and conventional systems related revenues generated under the PECFA program at the Wisconsin Division. An analysis of trends indicated an increase in the claims that DCOM was declaring ineligible for reimbursement, which resulted in an additional $1,650,000 charge against revenue in the fourth quarter of 1998.

Revenues from corporate and government research and development contracts decreased primarily due to the decreased volume of Phase II Small Business Innovative Research Grants ("SBIR") the Company was actively working on. In 1998, the Company recorded initial revenues under two Phase I SBIRs from the National Science Foundation, two Phase II SBIRs from the Department of Defense, as well as a Phase II SBIR and a grant from the Department of Energy.

Total costs and expenses increased 82% to $52,541,064 (or 7% to $30,871,036 exclusive of the $21,670,028 goodwill impairment charge discussed above) in 1998 from $28,885,818 in 1997. The cost of commercial operations increased 25% to $20,994,137 in 1998 due to the inclusion of expenses of the Wisconsin Division for the entire year. Research and development expenses increased 10% to $2,998,271 in 1998 due to an increase in internal development projects to develop new commercial products. Marketing, general and administrative expenses decreased 26% to $6,928,628 in 1998 from $9,356,153 in 1997 due primarily to headcount reductions, other overhead expense reduction efforts and reduced amortization of goodwill associated with the FMI acquisition after recording the goodwill impairment charge in the second quarter of 1998.

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

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At December 31, 1999, the Company had cash and cash equivalents of $4,527,979 and working capital of $4,786,503. Cash and cash equivalents increased $1,120,069 from December 31, 1998 to December 31, 1999 due primarily to cash provided by operations of $1,182,285 and proceeds from the dissolution of the Company's interest in Miller Environmental Technologies L.L.C. ("MET") of $174,653, offset by capital expenditures of $245,485.

From December 31, 1998 to December 31, 1999, accounts receivable decreased by $421,518 primarily as a result of reduced revenues and improved collections. In the same period, accounts payable increased by $750,909 due to shifts in the timing of project expenses and related subcontractor charges. Accrued expenses and other liabilities decreased by $179,654 from December 31, 1998 to December 31, 1999 primarily due to the payment in the first quarter of 1999 of certain deferred compensation related to prior years, the payment of accrued severance and the timing of professional fees, which were partially offset by an accrual for payments associated with the dissolution of the MET joint venture. At December 31, 1999, the Company had $3,596,136 in reserve for claim adjustments and warranties, $3,328,034 of which is available with respect to potential PECFA claim adjustments related to approximately $56 million in unsettled PECFA submittals and $268,102 of which is available with respect to potential systems warranty claims and other contract issues.

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

Other Matters
-------------

As of December 31, 1999, the Company had a net operating loss carry forward of approximately $25 million for federal income tax reporting purposes available to offset future taxable income, if any, through 2019. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is, as amended, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The implementation of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Impact of Year 2000
-------------------

During 1999, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $50,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to financial market risks, including changes in interest rates. At December 31, 1999, all available excess funds are cash or cash equivalents whose value is not subject to changes in interest rates. The Company currently holds no derivative instruments and does not earn foreign-source income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                               December 31,
                                                                  ----------------------------------
                                                                     1999                   1998
                                                                  ------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  4,527,979          $  3,407,910
  Accounts receivable, net of allowance for doubtful
       accounts of $740,522 in 1999 and $539,544 in 1998             5,906,081             6,327,599
  Unbilled revenue                                                   3,128,747             4,028,183
  Inventory                                                             43,415               185,553
  Prepaid expenses and other current assets                            457,756               681,683
                                                                  ------------          ------------
       Total current assets                                         14,063,978            14,630,928

Property and equipment, net                                          1,128,562             1,478,003
Restricted cash                                                                              309,300
Investment in and advances to joint venture                                                  101,336
Intangible assets, net                                                 957,716             1,183,024
Other assets                                                           220,609               243,288
                                                                  ------------          ------------
       Total assets                                               $ 16,370,865          $ 17,945,879
                                                                  ============          ============

LIABILITIES
Current liabilities:
  Accounts payable                                                $  4,192,023          $  3,441,114
  Accrued expenses and other liabilities                               942,263             1,121,917
  Reserve for claim adjustments and warranties                       3,596,136             4,150,133
  Deferred revenue                                                     542,409               759,060
  Current portion of capital lease obligations                           4,644                 7,222
                                                                  ------------          ------------
       Total current liabilities                                     9,277,475             9,479,446

Capital lease obligations, net of current portion                                              4,644
                                                                  ------------          ------------
       Total liabilities                                             9,277,475             9,484,090
                                                                  ------------          ------------

Commitments and contingencies (see Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (2,000,000 shares
     authorized; none issued)
Common stock, $.01 par value (50,000,000 shares
     authorized; 3,975,868 issued at December 31,
     1999 and 1998)                                                     39,759                39,759
Additional paid-in capital                                          59,727,189            59,671,189
Accumulated deficit                                                (52,667,608)          (51,243,209)
Less: Treasury stock, at cost (9,917 shares at
     December 31, 1999 and 1998)                                        (5,950)               (5,950)
                                                                  ------------          ------------
       Total stockholders' equity                                    7,093,390             8,461,789
                                                                  ------------          ------------

       Total liabilities and stockholders' equity                 $ 16,370,865          $ 17,945,879
                                                                  ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31,
                                                      ---------------------------------------------------------------
                                                            1999                      1998                  1997
                                                      -----------------          ---------------       --------------
Revenues:
    Commercial operations                                 $ 21,114,503             $ 23,648,398         $ 23,044,622
    Research and development services                        2,935,465                2,572,479            2,724,887
                                                      ----------------           --------------        -------------

      Total revenues                                        24,049,968               26,220,877           25,769,509
                                                      ----------------           --------------        -------------

Cost of commercial operations                               17,973,543               20,944,137           16,799,454
Research and development costs                               2,981,959                2,998,271            2,730,211
Marketing, general and administrative expenses               4,645,633                6,928,628            9,356,153
Impairment of long-lived assets                                                      21,670,028
                                                      ----------------           --------------        -------------

      Total costs and expenses                              25,601,135               52,541,064           28,885,818
                                                      ----------------           --------------        -------------

Other income (expense):
    Interest income                                            148,531                  180,545              242,373
    Interest expense                                           (13,766)                 (21,268)             (31,800)
    Equity in (loss) income of joint ventures                     (393)                  13,688             (210,497)
    Other, net                                                  (7,604)                  (3,804)              26,047
                                                      ----------------           --------------        -------------
        Other income, net                                      126,768                  169,161               26,123
                                                      ----------------           --------------        -------------

Net loss                                                  $ (1,424,399)            $(26,151,026)        $ (3,090,186)
                                                      ================           ==============        =============


Basic and diluted net loss per share                      $      (0.36)            $      (6.64)        $      (0.93)
                                                      ================           ==============        =============

Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                           3,965,951                3,940,269            3,340,336
                                                      ================           ==============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 1999, 1998 and 1997


                                                                     Additional
                                             Common Stock              Paid-in         Accumulated          Treasury Stock
                                      ---------------------------                                     ---------------------------
                                          Shares        Amount         Capital           Deficit         Shares          Amount
                                      -------------  ------------  ----------------  ---------------  -------------   -----------
Balance at December 31, 1996             2,155,331       $21,553       $32,033,627    $ (22,001,997)        (9,917)    $  (5,950)

Net loss                                                                                 (3,090,186)
Issuance of Common Stock to
  Warburg, Pincus Ventures, L.P.
  for cash                               1,015,873        10,159        15,703,217
Issuance of Common Stock to
  acquire Fluid Management, Inc.           698,413         6,984        10,993,018
Issuance of Common Stock to
  acquire remaining interest in
  joint venture                             16,667           167           265,433
Exercise of stock options                    6,116            61            56,168
                                      -------------  ------------  ----------------  --------------   ------------    ----------
Balance at December 31, 1997             3,892,400       $38,924       $59,051,463    $ (25,092,183)        (9,917)    $  (5,950)

Net loss                                                                                (26,151,026)
Issuance of Common Stock for cash           83,334           833           619,167
Exercise of stock options                      134             2               559
                                      -------------  ------------  ----------------  --------------   ------------    ----------
Balance at December 31, 1998             3,975,868       $39,759       $59,671,189    $ (51,243,209)        (9,917)    $  (5,950)

Net loss                                                                                 (1,424,399)
Deferred fees                                                               56,000
                                      -------------  ------------  ----------------  --------------   ------------    ----------
Balance at December 31, 1999             3,975,868       $39,759       $59,727,189    $ (52,667,608)        (9,917)    $  (5,950)
                                      =============  ============  ================  ==============   ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                       1999                 1998                 1997
                                                                   --------------      ---------------      ---------------
Cash flows from operating activities:
  Net loss                                                           ($1,424,399)        ($26,151,026)         ($3,090,186)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                        796,792            1,336,935            1,826,595
    Provision for claim adjustments and warranties                       393,148            2,324,823              930,783
    Provision for doubtful accounts                                      312,280               73,533              512,225
    Deferred fees                                                         56,000
    Equity in loss (income) of loss of joint ventures                        393              (13,688)             210,497
    Impairment of long-lived assets                                                        21,670,028
    Other                                                                  7,604                3,811                3,707

  Changes in operating assets and liabilities, net of the effect of acquisitions and dissolutions:
       Accounts receivable                                               109,238              576,029              (71,951)
       Unbilled revenue                                                  899,436              185,470             (696,417)
       Inventory                                                         142,138               63,159                7,817
       Prepaid expenses and other current assets                         253,159             (163,723)            (184,631)
       Restricted cash                                                   309,300
       Other assets                                                       22,679               19,448              (76,824)
       Accounts payable                                                  750,909               (8,398)            (941,189)
       Accrued expenses and other liabilities                           (282,596)            (826,298)             422,812
       Reserve for claim adjustments and warranties                     (947,145)            (751,908)            (334,383)
       Deferred revenue                                                 (216,651)              28,695              405,460
                                                                   -------------       --------------       --------------
       Net cash provided by (used in) operating activities             1,182,285           (1,633,110)          (1,075,685)
                                                                   -------------       --------------       --------------

Cash flows from investing activities:
   Capital expenditures                                                 (245,485)            (453,307)            (557,635)
   Investment in and advances to joint venture                                                                    (304,770)
   Direct costs relating to purchase of remaining 50% interest
       in joint venture                                                                                             (6,629)
   Acquisition of Fluid Management, Inc.                                                                       (13,574,197)
   Proceeds from the dissolution of joint venture                        174,653
   Proceeds from sale of property and equipment                           15,838               27,690               22,004
                                                                   -------------       --------------       --------------
       Net cash used in investing activities                             (54,994)            (425,617)         (14,421,227)
                                                                   -------------       --------------       --------------

Cash flows from financing activities:
  Debt repayment                                                                                                    (4,287)
  Capital lease principal repayments                                      (7,222)             (17,582)             (18,810)
  Net proceeds from exercise of stock options                                                     561               56,229
  Net proceeds from issuance of Common Stock                                                  620,000           15,713,376
                                                                   -------------       --------------       --------------
       Net cash (used in) provided by financing activities                (7,222)             602,979           15,746,508
                                                                   -------------       --------------       --------------

Net increase (decrease) in cash and cash equivalents                   1,120,069           (1,455,748)             249,596

Cash and cash equivalents at beginning of year                         3,407,910            4,863,658            4,614,062
                                                                   -------------       --------------       --------------

Cash and cash equivalents at end of year                              $4,527,979           $3,407,910           $4,863,658
                                                                   =============       ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                                         Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                       1999                 1998                 1997
                                                                   --------------      ---------------      ---------------
Supplemental disclosures of cash flow information:
-------------------------------------------------

  Cash paid for interest                                                 $20,925              $29,251             $ 21,304
                                                                   =============       ==============       ==============

  Cash (refunded) paid for income taxes                                 ($ 7,264)            ($94,152)            $112,354
                                                                   =============       ==============       ==============

Supplemental disclosures of non-cash investing and financing activities:
-----------------------------------------------------------------------

-In April 1997, the Company acquired Fluid Management, Inc. for $12,187,531 in cash and 698,413 shares of Common Stock valued at $11,000,002. In connection with the acquisition, the Company also paid $1,386,666 of FMI's outstanding debt.


The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

1.  Business and Organization
    -------------------------

    Envirogen, Inc. ("Envirogen" or the "Company") offers systems and services to remove pollutants from the air, water and soil. Many of its system and service offerings rely on advanced biological techniques, developed or refined by the Company. To supplement its internal growth, Envirogen has expanded its capabilities and geographical presence through acquisitions. The most recent of these acquisitions was Wisconsin-based Fluid Management, Inc. ("FMI") that was acquired by the Company on April 10, 1997 and is now known as the "Wisconsin and Illinois Divisions". On August 8, 1997, the Company purchased the 50% interest held by nv VAM ("VAM") in CVT America L.L.C., a 50/50 joint venture between VAM and the Company. CVT America was dissolved upon the closing of the transaction and the Company continued its operations thereafter (see Note 3).

    While the activities of the Company are principally commercial remediation, a substantial portion of the activities of Envirogen to date have been related to research with corporate and governmental sponsors and the determination of the feasibility of designed and advanced biological systems to treat and degrade hazardous or noxious wastes. While the Company has realized commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has only recently seen the first revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although full-scale commercial systems have been installed for each current reactor type, additional expenditures will be required for continued research and development and additional marketing activities for the further commercialization of the Company's biodegradation systems is planned. The Company is subject to a number of other risks similar to those of other companies in similar stages of development, including but not limited to short operating history, losses to date, future capital needs, dependence on key personnel, competition, risk of technological obsolescence, governmental regulations and approvals and limited manufacturing and marketing capabilities.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

    Principles of Consolidation

    The consolidated financial statements include the accounts of Envirogen and its wholly-owned subsidiary, MWR, Inc. ("MWR"). Investments in companies in which ownership interests range from 20 to 50 percent are accounted for using the equity method. All material intercompany balances and transactions are eliminated in consolidation.

    Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the preparation of these financial statements include provisions made for doubtful accounts, reserve for claim adjustments and warranties and amortization periods for intangibles.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

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

     Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 20 years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

     Reserves for Claim Adjustments and Warranties

     The Company provides for potential amounts it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA related revenue dollar a reserve is established to cover amounts which may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has historically reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. At December 31, 1999, the Company had $3,328,034 in reserves with respect to potential ineligible claims related to approximately $56 million in claims that had not yet been fully reviewed by DCOM. There can be

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program will be adequate.

     The Company also had $268,102 in reserves at December 31, 1999 with respect to potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises.

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

     Balances billed but not paid by customers pursuant to retainage provisions in contracts will be due upon completion of the contracts and acceptance by the owner. The retainage balance at December 31, 1999 of $55,766 is expected to be collected within the next 12 months.

     An allowance for doubtful accounts has been established based on management's assessment of the collectibility of all amounts billed and unbilled (including amounts subject to retainage) as of December 31, 1999.

     Research and Development

     All costs relating to research and development activities are expensed as incurred.

     Per Share Data

     Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options, warrants and other rights to purchase 499,719, 501,739 and 631,911 shares of common stock that were outstanding at December 31, 1999, 1998

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     and 1997, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

     On October 28, 1998, the Company's Board of Directors authorized a one-for-six reverse split of the Company's common stock. Effective November 24, 1998, the stockholders approved the reverse split. All prior period references to number of shares, per share amounts, stock option data, warrants and market prices of the Company's common stock have been adjusted to reflect the reverse stock split on a retroactive basis.

     Segment Information

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position but did affect the disclosure on segment information (see Note 18).

     Impact of the Future Adoption of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The implementation of SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     Income Taxes

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 10).

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

3.   Business Acquisitions
     ---------------------

     On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI") for approximately $12.2 million in cash and 698,413 shares of the Company's common stock valued at $11,000,002. In connection with the acquisition, the Company also paid approximately $1.4 million of FMI's outstanding debt. FMI, a full-service environmental consulting and engineering firm with offices in Pewaukee, Onalaska, Ashwaubenon and Mosinee, Wisconsin and St. Charles, Illinois, is now operated as the Wisconsin and Illinois Divisions. The acquisition has been accounted for under the purchase method of accounting and the excess of the aggregate purchase price over the fair market value of net assets acquired resulted in goodwill of $22,877,482. The goodwill was to be amortized over 20 years. In April 1998 a regulatory change caused the Company to review the carrying value of long-lived assets associated with the FMI acquisition. Based upon this evaluation, the Company concluded that the long-lived assets related to FMI were impaired and the remaining goodwill was written-off (see Note 4).

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

4.   Impairment of Long-Lived Assets
     -------------------------------

     In April 1997, the Company acquired FMI, now known as the Wisconsin and Illinois Divisions. The majority of the Wisconsin Division work is eligible for reimbursement to its clients under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), the program funded by the State of Wisconsin for cleaning up leaking underground storage tanks. On April 17, 1998, the State of Wisconsin adopted new emergency rules with regard to PECFA which effectively reduced, and is expected to continue to reduce, the revenue per site that the Wisconsin Division can capture under the program. The State of Wisconsin's stated intent for issuance of the new emergency rules is to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Pursuant to the emergency rules, lower cost natural attenuation is mandated unless certain conditions exist which would indicate that active remediation is necessary.

     As a result of this event, the Company reviewed the carrying value of long-lived assets associated with its acquisition of FMI and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the Wisconsin Division discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

5.   Significant Fourth Quarter Adjustments
     --------------------------------------

     During the fourth quarter of 1998, the Company recorded a $1,650,000 charge to increase the reserve for ineligible PECFA claims. On each PECFA related revenue dollar a reserve is set up to cover amounts which may be declared ineligible (see Note 2). DCOM reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. Typically the DCOM review process is not completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). An analysis of trends at that time indicated an increase in the claims the State is declaring ineligible for reimbursement, which resulted in an increase in the reserve and the additional charge to earnings in 1998.

     During the fourth quarter of 1997, the Company recorded approximately $1.2 million of adjustments which had a negative impact on the Company's operations, including warranty reserves associated with systems of $490,000 and severance-related expenses of $369,000.

6.   Property and Equipment
     ----------------------

     Property and equipment, net at December 31, 1999 and 1998 consisted of the following:


                                                            1999                1998
                                                         -----------        -----------
     Computer equipment                                   $  681,101        $  610,678
     Acquired computer software                              556,006           550,385
     Vehicles                                                 42,300            42,300
     Laboratory and field equipment                        2,582,717         2,566,452
     Equipment and vehicles under
      capital leases                                         598,975           598,975
     Furniture and office equipment                          630,299           569,319
     Leasehold improvements                                  583,204           568,203
     Construction in progress                                  4,850            14,659
                                                           ---------         ---------
                                                           5,679,452         5,520,971
     Less:  Accumulated depreciation and
      amortization                                         4,550,890         4,042,968
                                                          ----------        ----------
                                                          $1,128,562        $1,478,003
                                                          ==========        ==========

     Accumulated amortization on equipment under capital leases amounted to $594,544 and $584,173 at December 31, 1999 and 1998, respectively.
     Depreciation expense amounted to $553,480, $641,957 and $647,569 for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization expense on equipment under capital leases and leasehold improvements amounted to $18,004, $59,423 and $118,134 for the years ended December 31, 1999, 1998 and 1997, respectively. No interest has been capitalized in 1999, 1998 or 1997.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

7.   Restricted Cash
     ---------------

     At December 31, 1998, the Company had $309,300 of restricted cash classified as a non-current asset. These funds served as collateral on a performance bond for a major contract. In 1999 the project was completed and the restriction on the collateral was lifted.

8.   Intangible Assets
     -----------------

     Intangible assets, net at December 31, 1999 and 1998 consisted of the following:

                                             1999         1998
                                         ----------   ----------

     Goodwill                            $1,431,700   $1,431,700
     Patents                                222,611      222,611
     Covenant not to compete                232,000      232,000
                                         ----------   ----------
                                          1,886,311    1,886,311
     Less:  Accumulated amortization        928,595      703,287
                                         ----------   ----------
                                         $  957,716   $1,183,024
                                         ==========   ==========

     Amortization expense for intangible assets amounted to $225,308, $635,555 and $1,060,891 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.   Accrued Expenses and Other Liabilities
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 1999 and 1998 consisted of the following:


                                                  1999           1998
                                              -----------     ----------
     Salaries, benefits and payroll taxes     $  521,987      $  642,536
     Taxes                                       223,684         199,589
     Joint venture distribution                  100,942               -
     Professional fees                            60,269         148,500
     Severance                                         -          75,477
     Other                                        35,381          55,815
                                              ----------      ----------
                                              $  942,263      $1,121,917
                                              ==========      ==========

10.  Income Taxes
     ------------

     The Company has provided a full valuation allowance against the net deferred tax debits due to the uncertainty of realization. The change in the valuation allowance for the year ended December 31, 1999 was a decrease of $757,595.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                              1999                  1998
                                          Deferred Tax          Deferred Tax
                                      Assets (Liabilities)  Assets (Liabilities)
                                     --------------------  --------------------
     Accrued liabilities                     $  1,277,428           $ 1,405,010
     Contract reserve                              78,880               147,046
     Depreciation                                 154,695               (29,183)
     Amortization                                 100,555                48,010
     Bad debts                                    251,777               183,445
     Net operating loss - federal               8,555,880             7,914,308
     State taxes                                1,990,212             3,498,386
     Tax credits                                  297,187               297,187
                                             ------------           -----------
                       Total                   12,706,614            13,464,209
     Valuation allowance - federal            (10,716,402)           (9,965,823)
     Valuation allowance - state               (1,990,212)           (3,498,386)
                                             ------------           -----------
     Total net deferred taxes                $          0           $         0
                                             ============           ===========

     As of December 31, 1999, the Company had a net operating loss carryforward of approximately $25,000,000 for Federal income tax purposes which is available to offset future taxable income, if any, between the years 2000 and 2019. The timing and manner in which these losses may be utilized are limited to approximately $1,700,000 per year based on preliminary calculations of ownership changes to date under Internal Revenue Code
     Section 382.

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

     In May 1999, the Company adopted the "Deferred Fee Plan for Non-Employee Directors" ("Deferred Fee Plan"). Under the terms of the Deferred Fee Plan, non-employee directors of the Company can defer receipt of all quarterly and meeting fees and permit such deferred fees to be credited to stock accounts. These stock accounts accumulate shares of the Company's Common Stock at the fair market price of the Common Stock for each deferral date equivalent to the value of fees earned. At December 31, 1999 there were deferred fees of $56,000 for 42,083 shares of common stock.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

12.  Options and Warrants
     --------------------

     In April 1990, the Company adopted the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Plan") which expires in March 2000. Under the amended terms of the Plan, the Company's Stock Option Committee is authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 583,334 shares of Common Stock. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 1999, there were 167,915 additional options available for grant under the Plan.

     In May 1993, the Company adopted the 1993 Directors' Non-Qualified Stock Option Plan (the "1993 Plan") which expires in May 2003. Under the amended terms of the 1993 Plan, an option to purchase 2,500 shares of Common Stock shall be automatically granted to each new Non-Employee Director on the day the Non-Employee Director is first elected as a member of the Board of Directors. Thereafter, an option to purchase 834 shares of Common Stock shall be granted on June 1 of each year to each Non-Employee Director who is elected at subsequent annual meetings of stockholders, except that a Non-Employee Chairman of the Board shall be granted an option to purchase 1,250 instead of 834 shares of Common Stock. Non-Employee Directors who are not initially elected at an Annual Meeting of Stockholders will receive a pro rata portion of 834 shares (or 1,250 shares with respect to a Non-Employee Chairman of the Board) of Common Stock based on the number of full months remaining from the date of election until the next Annual Meeting of Stockholders divided by twelve. Any fractional shares resulting from such calculation shall be rounded up to the nearest whole number. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 1999, there were 16,958 additional options available for grant under the 1993 Plan.

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     Following is a summary of the stock option transactions for 1997, 1998 and 1999:

                                                                                     Weighted                         Weighted
                                                                                      Average                          Average
                                                                       Number of     Exercise                        Fair Value
                                                                        Shares       Price Per      Option           per Option
                                                                      Outstanding      Share      Price Range          Granted
                                                                     ------------    ---------  ---------------     ------------
     Balance December 31, 1996                                             255,335     $ 16.96   $1.20 - $43.50
     Granted                                                               229,255     $ 15.65                        $  8.04
     Forfeited                                                             (94,077)    $ 17.97
     Exercised                                                              (6,116)    $  9.20
                                                                         ---------
     Balance December 31, 1997                                             384,397     $ 16.06   $1.20 - $43.50
                                                                         ---------
     Granted                                                               404,000     $  3.69                        $  1.60
     Forfeited                                                            (343,192)    $ 15.67
     Exercised                                                                (134)    $  4.20
                                                                         ---------
     Balance December 31, 1998                                             445,071     $  5.16   $1.20 - $35.28
                                                                         ---------
     Granted                                                                49,954     $  1.28                        $  0.84
     Forfeited                                                             (94,056)    $  4.42
     Exercised                                                                   -           -   $1.20 - $35.28
                                                                         ---------
     Balance December 31, 1999                                             400,969     $  4.82
                                                                         =========

     Exercisable at December 31, 1997                                       93,018     $ 16.77
     Exercisable at December 31, 1998                                       45,751     $ 16.68
     Exercisable at December 31, 1999                                      105,572     $  8.79

     The following table summarizes the information about stock options outstanding at December 31, 1999:


                                               Options Outstanding                          Options Exercisable
                                   --------------------------------------------     ---------------------------------
                                                       Weighted
                                       Number           Average        Weighted          Number           Weighted
                                   Outstanding at      Remaining        Average       Exercisable at       Average
        Range of                    December 31,      Contractual      Exercise        December 31,       Exercise
      Exercise Prices                  1999           Life (Years)       Price             1999            Price
--------------------------------------------------------------------------------------------------------------------
     $  1.20 to $  2.40               270,259             8.90          $  2.22           47,572           $  2.35
     $  6.54 to $ 14.28                99,952             7.97          $  7.36           28,875           $  8.55
     $ 16.80 to $ 23.28                27,174             6.44          $ 17.80           25,541           $ 17.86
     $ 30.00 to $ 35.28                 3,584             2.56          $ 31.51            3,584           $ 31.51
--------------------------------------------------------------------------------------------------------------------
     $  1.20 to $ 35.28               400,969             8.45          $  4.82          105,572           $  8.79
--------------------------------------------------------------------------------------------------------------------

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

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

                                                    1999          1998           1997
                                                 -----------   ------------   -----------
     Pro forma net loss applicable to
        Common Stock                             ($1,630,168)  ($26,777,247)  ($3,561,695)
     Pro forma basic and diluted net loss per
        share applicable to Common Stock              ($0.41)        ($6.80)       ($1.07)

     As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

     The pro forma compensation expense of $205,769, $626,221 and $471,509 for 1999, 1998 and 1997, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                          1999            1998            1997
                                        ---------       --------        --------
     Dividend yield                           0               0               0
     Expected volatility                   63.8%           51.2%           40.6%
     Risk free interest rate         4.71%-5.88%           4.99%           6.39%
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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

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

     Future minimum payments under capital and noncancelable operating leases consisted of the following at December 31, 1999:

                                                   Capital      Operating
                                                    Leases       Leases
                                                   --------    ----------
          2000                                     $  4,837    $1,154,158
          2001                                            -       866,513
          2002                                            -       830,525
          2003                                            -       694,670
          2004                                            -       283,107
          Thereafter                                      -             -
                                                   --------    ----------
          Total minimum lease payments                4,837    $3,828,973
                                                               ==========
          Less amount representing interest            (193)
                                                   --------
          Present value of net minimum capital
           lease payments                          $  4,644
                                                   ========

     Rent expense for operating leases was $1,408,315, $1,655,676 and $1,389,345 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The Company has granted a customer, exclusively for its own operations, an irrevocable, non-exclusive, nontransferable license to use all presently existing and any future technology that the Company may own relating to PCB remediation and that is not otherwise subject to restrictions imposed by third parties. With certain limited exceptions, the Company is required to pay the

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     customer a royalty based on gross revenues received by the Company from the utilization of any jointly-owned technology or any PCB-related remediation technology owned, developed or obtained by the Company. The maximum aggregate royalty payable to the customer by the Company under the technology agreement may not exceed the development funding received by the Company from the customer. The customer provided no additional funding since 1996. At December 31, 1999, the Company had no obligations under the royalty agreement and had received development funding from the inception of the development work in 1990 of approximately $3,523,000.

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     shares of the Company's Common Stock at an exercise price of $15.00 per share. The warrants expire seven years from the date of issuance.

     In December 1996, the Company engaged a principal stockholder to provide financial advisory services, including the preparation and delivery of an opinion to the Company's Board of Directors regarding the fairness, from a financial point of view, of the terms of the acquisition of FMI and related private placement to Warburg Pincus (see Notes 3 and 11). The Company agreed to pay the stockholder $250,000. A partner of the stockholder is also a director of the Company.

     In April 1998, Robert S. Hillas, the Company's newly-appointed Chairman, President and Chief Executive Officer, purchased 83,334 shares of Common Stock from the Company at $7.50 per share in connection with the execution of his employment agreement. The shares were registered in 1999.

16.  Employee Benefits
     -----------------

     The Company sponsors a combined 401(k) employee savings and retirement plan and profit sharing plan covering all employees, who are at least 21 years of age, including those employed by the Wisconsin and Illinois Divisions beginning January 1, 1999. The Company's contribution expense related to the 401(k) savings plan was $142,247, $77,573 and $83,488 for the years ended December 31, 1999, 1998 and 1997, respectively. There was no contribution expense related to the profit sharing plan.

     In 1998 and 1997 the Wisconsin and Illinois Divisions had a 401(k) plan which provided for employee salary deferral contributions. Substantially all Wisconsin and Illinois employees were eligible to participate in this Plan. No Company contributions were made to this plan. The Company's 401(k) plans were merged on December 31, 1998. The Company does not maintain other pension or postretirement benefit plans.

17.  Concentration of Credit Risk/Other
     ----------------------------------

     The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. The Company also provides a reserve for bad debts for accounts receivable where there is a probability of loss.

     The Company maintains demand deposits with two major banks and money market accounts with two financial institutions. At December 31, 1999 and 1998, substantially all of the Company's cash and cash equivalents were held in these money market accounts.

     The Company earns revenues under contracts for various federal government agencies. Revenue recognized under these contracts for the years ended December 31, 1999, 1998 and 1997 was $2,673,745, $2,248,509 and $2,103,243,
     respectively. These revenues are primarily from research and development contracts.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

18.  Segment Information
     -------------------

     The Company is organized primarily on the basis of products and services being broken down into two reportable segments (i) commercial operations and (ii) research and development services. The commercial operations segment is comprised of a number of business units in various locations which offer similar products and services to address the hazardous waste clean-up and treatment needs of a variety of customers throughout the United States. The Company offers products and services to provide its customers with solutions across all types of matter (soil, water and air). Usually, environmental problems affect more than one form of matter. As an example, a clean-up project at an industrial facility may include the following: 1) consulting services to define the problem and develop a clean-up strategy; 2) design, installation and operation of a soil vapor extraction system to remove contaminants from the soil; 3) design and installation of air treatment systems to prevent atmospheric contamination; and 4) design and installation of a ground water treatment system to treat pollutants which have passed through the contaminated soil and into the ground-water.

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     Information about reported segments for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                             Research and
                                            Commercial       Development
                                            Operations        Services         Other            Total
                                           ------------      -----------    -----------      ------------
     1999
     ----
     Revenues                              $ 21,114,503      $ 2,935,465              -      $ 24,049,968
     Segment profit (loss)                    3,140,960          (46,494)    (4,518,865)       (1,424,399)
     Depreciation and amortization              423,032           87,668         60,784           571,484

     1998
     ----
     Revenues                              $ 23,648,398      $ 2,572,479              -      $ 26,220,877
     Segment profit (loss)                    2,704,261         (425,792)   (28,429,495)      (26,151,026)
     Depreciation and amortization              278,293          159,434        263,653           701,380

     1997
     ----
     Revenues                              $ 23,044,622      $ 2,724,887              -      $ 25,769,509
     Segment profit (loss)                    6,245,168           (5,324)    (9,330,030)       (3,090,186)
     Depreciation and amortization              305,744          233,994        225,965           765,703

     The following table presents the details of "Other" segment for the years ended December 31, 1999, 1998 and 1997:

                                                    1999             1998            1997
                                                -------------   --------------   -------------
     Marketing, general and
      administrative expenses                    ($ 4,645,633)    ($ 6,928,628)   ($ 9,356,153)
     Impairment of long-lived assets                        -      (21,670,028)              -
     Interest income                                  148,531          180,545         242,373
     Interest expense                                 (13,766)         (21,268)        (31,800)
     Equity in (loss) income of joint-venture            (393)          13,688        (210,497)
     Other, net                                        (7,604)          (3,804)         26,047
                                                -------------   --------------   -------------
                                                 ($ 4,518,865)    ($28,429,495)   ($ 9,330,030)
                                                =============   ==============   =============

     No customer accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997.

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

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

     The Company obtained a 50% interest in Miller Environmental Technologies L.L.C. ("MET") when it acquired FMI on April 10, 1997. In December 1999, the net assets of MET were liquidated and the venture dissolved. MET was jointly-owned by the Company and a subsidiary of a Milwaukee, Wisconsin based scrap metal recycler. MET provided comprehensive environmental services to the scrap metal recycling industry throughout the United States. The service areas addressed by MET included soil and groundwater remediation, compliance management, air sciences and engineering, storage tank services and wastewater and storm water management. All of the consulting and engineering services delivered by MET were conducted by the Company through subcontracting arrangements. The Company also received a monthly fee in the amount of $1,000 from MET for the provision of certain office and record keeping services. Fees earned for providing services to MET amounted to $71,831 and $152,242 for the years ended December 31, 1999 and 1998 and $116,690 from April 10, 1997 through December 31, 1997.

20.  Supplementary Statement of Operations Information
     -------------------------------------------------

     Maintenance and repairs expense for the years ended December 31, 1999, 1998 and 1997 was $109,600, $179,473 and $225,248, respectively.

                                                                     Schedule II

                                Envirogen, Inc.
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------
                                          Balance at     Charged to      Charged to                          Balance
                                          beginning       costs and    other accounts      Deductions       at end of
            Description                   of period       expenses           (a)              (b)            period
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:

     Allowance for doubtful accounts      $   539,544    $  312,280                          $111,302      $   740,522
     Tax valuation allowance               13,464,209      (757,595)                                        12,706,614
     Reserve for claim adjustments
         and warranties                     4,150,133       393,148                           947,145        3,596,136

Year ended December 31, 1998:

     Allowance for doubtful accounts      $   605,963    $   73,533                          $139,952      $   539,544
     Tax valuation allowance               12,052,397     1,411,812                                         13,464,209
     Reserve for claim adjustments
         and warranties                     2,577,218     2,324,823                           751,908        4,150,133

Year ended December 31, 1997:

     Allowance for doubtful accounts      $   245,138    $  512,225      $  120,000          $271,400      $   605,963
     Tax valuation allowance                8,865,771     3,186,626                                         12,052,397
     Reserve for claim adjustments
         and warranties                       178,075       930,783       1,802,743           334,383        2,577,218
----------------------------------------------------------------------------------------------------------------------

(a)  Balance in the financial statements of FMI, Inc. at acquisition
(b)  Actual write-offs

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Envirogen, Inc.


We have audited the accompanying consolidated balance sheet of Envirogen, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirogen, Inc. at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         Ernst & Young LLP



MetroPark, New Jersey
February 15, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Envirogen, Inc.:


In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 (listed in the index appearing under Item 14(a)(1) on page 48) present fairly, in all material respects, the financial position, results of operations and cash flows of Envirogen, Inc. at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 1998 (listed in the index appearing under Item 14(a)(2) on page 48) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements or financial statement schedule of Envirogen, Inc. for any period subsequent to December 31, 1998.


PricewaterhouseCoopers LLP



Florham Park, New Jersey
February 17,1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                   PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth in Part I after Item 4 herein), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 18, 2000 which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Report.


1.   Financial Statements:
     ---------------------

     Consolidated Balance Sheets as of December 31, 1999 and 1998........  22

     Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997....................................  23

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1999, 1998 and 1997................  24

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997....................................  25

     Notes to Consolidated Financial Statements..........................  27

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts..............................  44

     Report of Independent Auditors - 1999...............................  45

     Report of Independent Accountants - 1998 and 1997...................  46

     All other schedules not listed above have been omitted, since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits:
     --------

     Exhibit No.                   Description                                                       Location
     ----------                    -----------                                                       --------
     2.1      Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith,
              Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt
              and the Registrant..........................................................         (4) (Exh. 2.1)

     3.1(a)   Restated Certificate of Incorporation dated
              September 5, 1991...........................................................         (2) (Exh. 3.1(a))

     3.1(b)   Certificate of Amendment to Restated
              Certificate of Incorporation dated August 18, 1992..........................         (2) (Exh. 3.1(c))

     Exhibit No.                   Description                                                       Location
     ----------                    -----------                                                       --------
       3.1(c)    Certificate of Amendment to Amended and Restated Certificate
                 of Incorporation dated November 24, 1998....................................       (7) (Exh. 3)

       3.2       By-Laws, as amended.........................................................       (2) (Exh. 3.2)

       10.1      License Agreement dated February 27, 1990 between the
                 Company and Amgen, Inc., as amended March 4, 1992...........................       (2) (Exh. 10.12)

       10.2      Envirogen, Inc. 401(k) Plan.................................................       (2) (Exh. 10.18)

       10.3      Envirogen, Inc. 1990 Incentive Stock Option and Non-
                 Qualified Stock Option Plan, as amended*....................................       (5) (Exh. 10.22)

       10.4      Envirogen, Inc. 1993 Director's Non-Qualified Stock
                 Option Plan, as amended*....................................................       (3) (Exh. 10.27)

       10.5      Securities Purchase Agreement dated January 14, 1997 by
                 and between Warburg, Pincus Ventures, L.P. and the Company..................       (4) (Exh. 2.2)

       10.6      Employment Agreement dated April 16, 1998 between
                 the Company and Robert S. Hillas*...........................................       (6) (Exh. 10)

       10.7(a)   Employment Agreement dated April 10, 1997 between the Company
                 and Richard W. Schowengerdt*................................................       (1)

       10.7(b)   Amendment No. 1 dated November 3, 1998 to Schowengerdt Employment
                 Agreement*..................................................................       (1)

       21        Subsidiaries of the Company.................................................       (1)

       23.1      Consent of Ernst & Young LLP................................................       (1)

       23.2      Consent of PricewaterhouseCoopers LLP.......................................       (1)

       24        Powers of Attorney..........................................................       (1)

       27        Financial Data Schedule.....................................................       (1)

----------------------
     (1)   Filed herewith.
     (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.
     (3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
     (4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
     (5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996.
     (6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed April 16, 1998.
     (7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed November 24, 1998.

     *     Indicates a management contract or compensatory plan or arrangement.

     (b)   Reports on Form 8-K

           None

                                  SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENVIROGEN, INC.

Dated:  March 28, 2000                   By:  /s/ Robert S. Hillas
                                            -------------------------
                                              Robert S. Hillas
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant, in the capacities indicated, on the 28th day of March, 2000.

       Signature                                Title
       ---------                                -----
    Robert S. Hillas*                   President, Chief Executive Officer and Chairman of the Board
-----------------------------
    Robert S. Hillas                    (Principal Executive Officer)

    /s/ Mark J. Maten                   Vice President, Finance and Chief Financial Officer
-----------------------------
        Mark J. Maten                   (Principal Financial and Accounting Officer)

    Robert F. Hendrickson*              Director
-----------------------------
    Robert F. Hendrickson

    Robert F. Johnston*                 Director
-----------------------------
    Robert F. Johnston

    Nicholas J. Lowcock*                Director
-----------------------------
    Nicholas J. Lowcock

    Robert C. Miller*                   Director
-----------------------------
    Robert C. Miller

    Peter J. Neff*                      Director
-----------------------------
    Peter J. Neff

    William C. Smith*                   Director
-----------------------------
    William C. Smith

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

                                                   /s/ Robert S. Hillas
                                                -----------------------------
                                                       Robert S. Hillas

                                 EXHIBIT INDEX

Exhibit No.                          Description
-----------                          -----------



     2.1 Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith, Douglas W. Jacobson, Gary
             W. Hawk, Richard W. Schowengerdt and the Registrant, (4) (Exh. 2.1)

     3.1(a) Restated Certificate of Incorporation dated September 5, 1991, (2) (Exh. 3.1(a))

     3.1(b) Certificate of Amendment to Restated Certificate of Incorporation dated August 18, 1992, (2) (Exh. 3.1(c))

     3.1(c) Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 24, 1998, (7) (Exh. 3)

     3.2     By-Laws, as amended, (2) (Exh. 3.2)

     10.1 License Agreement dated February 27, 1990 between the Company and Amgen, Inc., as amended March 4, 1992, (2) (Exh. 10.12)

     10.2    Envirogen, Inc. 401(k) Plan, (2) (Exh. 10.18)

     10.3 Envirogen, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, as amended*, (5) (Exh. 10.22)

     10.4 Envirogen, Inc. 1993 Director's Non-Qualified Stock Option Plan, as amended*, (3) (Exh. 10.27)

     10.5 Securities Purchase Agreement dated January 14, 1997 by and between Warburg, Pincus Ventures, L.P. and the Company, (4) (Exh. 2.2)

     10.6 Employment Agreement dated April 16, 1998 between the Company and Robert S. Hillas*, (6) (Exh. 10)

     10.7(a) Employment Agreement dated April 10, 1997 between the Company and
             Richard W. Schowengerdt*, (1)

     10.7(b) Amendment No. 1 dated November 3, 1998 to Schowengerdt Employment
             Agreement*, (1)

     21      Subsidiaries of the Company, (1)

     23.1    Consent of Ernst & Young, LLP, (1)

     23.2    Consent of PricewaterhouseCoopers LLP, (1)

     24      Powers of Attorney, (1)

     Exhibit No.                             Description
     -----------                             -----------

     27    Financial Data Schedule (1)

---------------
     (1)   Filed herewith.
     (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576) which became effective on August 11, 1992.
     (3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.
     (4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
     (5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1996.
     (6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed April 16, 1998.
     (7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed November 24, 1998.

     *     Indicates a management contract or compensatory plan or arrangement.