Form 10-Q
period 2000-03-31
ENVIROGEN INC
filed 2000-05-09
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------
For Quarter Ended March 31, 2000                 Commission File Number 0-20404


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

         Yes [X]                                         No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 31, 2000 was 3,966,670.

--------------------------------------------------------------------------------

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at March 31, 2000 (Unaudited)
               and December 31, 1999                                          3

               Consolidated Statements of Operations for the Three Months
               Ended March 31, 2000 and 1999 (Unaudited)                      4

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2000 and 1999 (Unaudited)                      5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                    6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                        8
               Results of Operations                                          8
               Liquidity and Capital Resources                                9
               Other Matters                                                 10

PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              10


SIGNATURE PAGE                                                               11

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,       December 31,
                                                                2000             1999
                                                             (Unaudited)       (Audited)
                                                            ------------     -------------
ASSETS
Currents assets:
   Cash and cash equivalents                                $  3,644,276     $   4,527,979
   Accounts receivable, net                                    4,739,755         5,906,081
   Unbilled revenue                                            2,422,943         3,128,747
   Prepaid expenses and other current assets                     434,085           501,171
                                                            ------------     -------------
     Total current assets                                     11,241,059        14,063,978

Property and equipment, net                                    1,107,384         1,128,562
Intangible assets, net                                           910,322           957,716
Other assets                                                     213,466           220,609
                                                            ------------     -------------

     Total assets                                           $ 13,472,231       $16,370,865
                                                            ============     =============
LIABILITIES
Current liabilities:
   Accounts payable                                         $  2,166,986     $   4,192,023
   Accrued expenses and other liabilities                        754,258           942,263
   Reserve for claim adjustments and warranties                3,492,651         3,596,136
   Deferred revenue                                              465,205           542,409
   Current portion of long-term note payable                       4,856
   Current portion of capital lease obligations                    2,695             4,644
                                                            ------------     -------------
     Total current liabilities                                 6,886,651         9,277,475


Long-term note payable, net of current portion                    15,601
                                                            ------------     -------------
     Total liabilities                                         6,902,252         9,277,475
                                                            ------------     -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value (50,000,000 shares
   authorized; 3,976,587 and 3,975,868 issued at
   March 31, 2000 and December 31, 1999, respectively)            39,766            39,759
Additional paid-in capital                                    59,745,667        59,727,189
Accumulated deficit                                          (53,209,504)      (52,667,608)
Less: Treasury stock, at cost                                     (5,950)           (5,950)
                                                            ------------     -------------
      Total stockholder's equity                               6,569,979         7,093,390
                                                            ------------     -------------

      Total liabilities and stockholder's equity            $ 13,472,231     $  16,370,865
                                                            ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2000            1999
                                                  -----------     -----------
Revenues:
   Commerical operations                          $ 3,822,630     $ 4,380,514
   Research and development services                  608,815         686,610
                                                  -----------     -----------

     Total revenues                                 4,431,445       5,067,124
                                                  -----------     -----------

Cost of commercial operations                       3,145,802       3,777,620
Research and development costs                        606,743         695,692
Marketing, general and administrative expenses      1,264,179       1,237,640
                                                  -----------     -----------

     Total costs and expenses                       5,016,724       5,710,952
                                                  -----------     -----------

Other income (expense):
   Interest income                                     46,580          37,026
   Interest expense                                    (3,263)         (2,649)
   Equity in income of joint venture                                    1,529
   Other, net                                              66          (8,125)
                                                  -----------     -----------
     Other income, net                                 43,383          27,781
                                                  -----------     -----------

Net loss                                            ($541,896)      ($616,047)
                                                  ===========     ===========

Basic and diluted net loss per share                   ($0.14)         ($0.16)
                                                  ===========     ===========

Weighted average number of shares of
   Common Stock used in computing basic
   and diluted net loss per share                   3,966,390       3,965,951
                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     --------------------------------
                                                                                          2000               1999
                                                                                     ------------       -------------
Cash flows from operating activities:
  Net loss                                                                             ($541,896)          ($616,047)
  Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                       176,177             203,712
     Provision for claim adjustments and warranties                                       45,388             157,301
     Provision for doubtful accounts                                                      66,024              76,708
     Deferred fees                                                                        17,000
     Equity in income of joint venture                                                                        (1,529)
     Other                                                                                                     8,125

  Changes in operating assets and liabilities:
     Accounts receivable                                                               1,100,302           1,103,807
     Unbilled revenue                                                                    705,804             482,576
     Prepaid expenses and other current assets                                            67,086             196,172
     Other assets                                                                          7,143               8,358
     Accounts payable                                                                 (2,025,037)         (1,212,359)
     Accrued expenses and other liabilities                                             (188,005)           (528,651)
     Reserve for claim adjustments and warranties                                       (148,873)           (327,050)
     Deferred revenue                                                                    (77,204)            155,952
                                                                                     ------------       -------------
       Net cash used in operating activities                                            (796,091)           (292,925)
                                                                                     ------------       -------------

Cash flows from investing activities:
     Capital expenditures                                                                (86,796)            (52,107)
     Proceeds from sale of property and equipment                                                              3,370
                                                                                     ------------       -------------
       Net cash used in investing activities                                             (86,796)            (48,737)
                                                                                     ------------       -------------

Cash flows from financing activities:
     Capital lease principal repayments                                                   (1,949)             (1,723)
     Repayment of long-term debt                                                            (352)
     Net proceeds from excercise of stock options                                          1,485
                                                                                     ------------       -------------
       Net cash used in financing activities                                                (816)             (1,723)
                                                                                     ------------       -------------

Net decrease in cash and cash equivalents                                               (883,703)           (343,385)

Cash and cash equivalents at beginning of period                                       4,527,979           3,407,910
                                                                                     ------------       -------------
Cash and cash equivalents at end of period                                            $3,644,276          $3,064,525
                                                                                     ============       =============

Supplemental disclosures of cash flow information:
------------------------------------------------

     Cash paid for interest                                                               $2,710              $9,945
                                                                                     ============       =============

     Cash paid (refunded) for income taxes                                                   $45             ($9,764)
                                                                                     ============       =============

-The Company entered into a note payable amounting to $20,809 in the first quarter of 2000.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Since the Company incurred net losses for the three months ended March 31, 2000 and 1999, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would have been antidilutive. There were options, warrants and other rights to purchase 631,175 and 516,658 shares of common stock outstanding at March 31, 2000 and 1999, respectively.

2.      LITIGATION
        ----------

The Company is currently involved in litigation relating to services previously provided at a customer site, where remediation work was performed. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. No specific damages have been claimed by this customer and, at the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

The Company is subject to claims and lawsuits in the ordinary course of its business. In the opinion of management, such claims are either adequately covered by insurance or, if not insured, will not individually or in the aggregate result in a material adverse effect on the consolidated financial condition of the Company.

3.    SEGMENT INFORMATION
      -------------------

Information about reported segments for the three months ended March 31, 2000 and 1999 is as follows:

                                                    Research and
                                    Commercial      Development
                                    Operations       Services           Other           Total
                                  ---------------  -------------  -----------------  ------------
 Three Months Ended March 31,
   2000
   ----
   Revenues                        $   3,822,630    $   608,815   $             -     $4,431,445
   Segment profit (loss)                 676,828          2,072         (1,220,796)     (541,896)

   1999
   ----
   Revenues                        $   4,380,514    $   686,610   $         -         $5,067,124
   Segment profit (loss)                 602,894         (9,082)        (1,209,859)     (616,047)

The following table presents the details of the "Other" segment for the three months ended March 31, 2000 and 1999:

                                               Three Months Ended
                                                    March 31
                                   ----------------------------------------
                                        2000                       1999
                                   -------------           ----------------
  Marketing, general and
    administrative expenses        ($  1,264,179)              ($ 1,237,640)
  Interest income                         46,580                     37,026
  Interest expense                        (3,263)                    (2,649)
  Equity in income of
    joint venture                              -                      1,529
  Other, net                                  66                     (8,125)
                                   -------------           ----------------
                                   ($  1,220,796)             ($  1,209,859)
                                   =============           ================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

General
-------

The Company's revenues to date have been from (i) commercial operations, consisting of revenue from remediation services, conventional treatment systems and soil vapor extraction systems and the Company's biological degradation systems (including both in situ and ex situ bioremediation), and (ii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has only recently seen the first revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although full-scale commercial systems have been installed for each current reactor type, additional expenditures will be required for continued research and development, and additional marketing activities for the further commercialization of the Company's biodegradation systems are planned. The amount and timing of such expenditures cannot be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

Results of Operations
---------------------

Three Months Ended March 31, 2000 Compared to
---------------------------------------------
Three Months Ended March 31, 1999
---------------------------------

For the three months ended March 31, 2000, the Company's total revenues decreased 13% to $4,431,445 from $5,067,124 in the same period in 1999. The net loss decreased to $541,896 from $616,047 in the same period of 1999, while the basic and diluted net loss per share was $0.14 compared to $0.16 in the same period in 1999.

Commercial revenues in 2000 decreased 13% to $3,822,630 from $4,380,514 in the same period in 1999. The decreased commercial revenues are due primarily to reduced revenue under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA") program, which is funded by the state of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the three-month period ended March 31, 2000 by 11% to $608,815 from $686,610 in 1999. Revenues decreased primarily due to the timing and composition of work associated with government projects.

Total costs and expenses decreased 12% to $5,016,724 in the three-month period ended March 31, 2000 from $5,710,952 in the same period in 1999. The cost of commercial operations decreased 17% to $3,145,802 during the first three months of 2000 from $3,777,620 in the same period in 1999 due primarily to decreased revenue levels. Research and development expenses decreased 13% to $606,743 during the first three months of 2000 from $695,692 in the same period in 1999 due primarily to the decreased revenues under various corporate and government research and development contracts and to less spending on internal research projects. Marketing, general and administrative expenses increased 2% to $1,264,179 from $1,237,640 due primarily to increased sales and marketing efforts, which were offset somewhat by a reduction in administrative costs due to ongoing cost reduction programs.

Interest income increased 26% to $46,580 in the three-month period ended March 31, 2000 from $37,026 in 1999, due primarily to the combination of increased average cash available for investment and higher interest rates.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At March 31, 2000, the Company had cash and cash equivalents of $3,644,276 and working capital of $4,354,408. Cash and cash equivalents decreased $883,703 from December 31, 1999 to March 31, 2000 due primarily to cash used in operations of $796,091 and capital expenditures of $86,796.

From December 31, 1999 to March 31, 2000, accounts receivable decreased by $1,166,326 primarily as a result of reduced revenue levels. In the same period, accounts payable decreased by $2,025,037 due to reduced expense levels on lower revenues as well as shifts in the timing of project expenses. Accrued expenses and other liabilities decreased by $188,005 from December 31, 1999 to March 31, 2000 primarily due to fluctuations in accrued salaries and wages and the payment in the first quarter of 2000 of deferred compensation related to the prior year. At March 31, 2000, the Company had $3,492,651 in reserve for claim adjustments and warranties, $3,244,549 of which is available with respect to potential PECFA claim adjustments related to approximately $54 million in unsettled PECFA submittals and $248,102 of which is available with respect to potential warranty claims and other contract issues.

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



                              ENVIROGEN, INC.
                              (Registrant)


Date:  May 9, 2000            By:   /s/ Robert S. Hillas
                                    ---------------------------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer


                              By:   /s/ Mark J. Maten
                                    ---------------------------------------
                                    Mark J. Maten
                                    Vice President of Finance
                                    and Chief Financial Officer