Form 10-Q
period 2000-06-30
ENVIROGEN INC
filed 2000-08-04
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000        Commission File Number 0-20404


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

                   Yes [X]                        No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of June 30, 2000 was 3,972,436.

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                               PAGE
                                                                                   ----
     ITEM 1.   CONDENSED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at June 30, 2000 (Unaudited)
               and December 31, 1999                                               3

               Consolidated Statements of Operations for the Three and Six
               Months Ended June 30, 2000 and 1999 (Unaudited)                     4

               Consolidated Statements of Cash Flows for the Three and Six
               Months Ended June 30, 2000 and 1999 (Unaudited)                     5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                         6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

               General                                                             8
               Results of Operations                                               8
               Liquidity and Capital Resources                                    10
               Other Matters                                                      10

PART II.       OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                11

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   11

SIGNATURE PAGE                                                                    12

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30,                December 31,
                                                                                  2000                       1999
                                                                                (Unaudited)                (Audited)
                                                                               --------------          ---------------
             ASSETS
             Current assets:
                  Cash and cash equivalents                                     $   4,214,670           $    4,527,979
                  Accounts receivable, net                                          4,627,501                5,906,081
                  Unbilled revenue                                                  2,318,213                3,128,747
                  Prepaid expenses and other current assets                           507,362                  501,171
                                                                               --------------           --------------
                       Total current assets                                        11,667,746               14,063,978

             Property and equipment, net                                            1,087,484                1,128,562
             Intangible assets, net                                                   862,929                  957,716
             Other assets                                                             206,823                  220,609
                                                                               --------------           --------------

                       Total assets                                             $  13,824,982           $   16,370,865
                                                                               ==============           ==============

             LIABILITIES
             Current liabilities:
                  Accounts payable                                              $   2,719,281           $    4,192,023
                  Accrued expenses and other liabilities                            1,026,463                  942,263
                  Reserve for claim adjustments and warranties                      3,446,832                3,596,136
                  Deferred revenue                                                    490,514                  542,409
                  Current portion of long-term note payable                             4,916
                  Current portion of capital lease obligations                            685                    4,644
                                                                               --------------           --------------
                       Total current liabilities                                    7,688,691                9,277,475

             Long-term note payable, net of current portion                            14,350
                                                                               --------------           --------------
                       Total liabilities                                            7,703,041                9,277,475
                                                                               --------------           --------------

             Commitments and contingencies

             STOCKHOLDERS' EQUITY
             Common stock, $.01 par value (50,000,000 shares
                 authorized; 3,982,353 and 3,975,868 issued at
                 June 30, 2000 and December 31, 1999, respectively)                    39,823                   39,759
             Additional paid-in capital                                            59,762,119               59,727,189
             Accumulated deficit                                                  (53,674,051)             (52,667,608)
             Less:     Treasury stock, at cost                                         (5,950)                  (5,950)
                                                                               --------------           --------------
                       Total stockholders' equity                                   6,121,941                7,093,390
                                                                               --------------           --------------

                       Total liabilities and stockholders' equity               $  13,824,982           $   16,370,865
                                                                               ==============           ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                  Three Months Ended                     Six Months Ended
                                                                        June 30,                             June 30,
                                                            ------------------------------       -----------------------------
                                                                2000               1999              2000              1999
                                                            -----------        -----------       ------------      -----------
Revenues:
    Commercial operations                                   $ 4,973,779        $ 5,045,446       $  8,796,409      $ 9,425,960
    Research and development services                           411,299            822,388          1,020,114        1,508,998
                                                            -----------        -----------       ------------      -----------
      Total revenues                                          5,385,078          5,867,834          9,816,523       10,934,958
                                                            -----------        -----------       ------------      -----------

Cost of commercial operations                                 4,165,278          4,267,967          7,311,080        8,045,587
Research and development costs                                  507,067            764,453          1,113,810        1,460,145
Marketing, general and administrative expenses                1,226,638          1,182,985          2,490,817        2,420,625
                                                            -----------        -----------       ------------      -----------
      Total costs and expenses                                5,898,983          6,215,405         10,915,707       11,926,357
                                                            -----------        -----------       ------------      -----------

Other income (expense):
    Interest income                                              52,495             33,438             99,075           70,464
    Interest expense                                             (3,137)            (3,281)            (6,400)          (5,930)
    Equity in income of joint venture                                               (1,599)                                (70)
    Other, net                                                                          50                 66           (8,075)
                                                            -----------        -----------       ------------      -----------
        Other income, net                                        49,358             28,608             92,741           56,389
                                                            -----------        -----------       ------------      -----------

Net loss                                                      ($464,547)         ($318,963)       ($1,006,443)       ($935,010)
                                                            ===========        ===========       ============      ===========


Basic and diluted net loss per share                             ($0.12)            ($0.08)            ($0.25)          ($0.24)
                                                            ===========        ===========       ============      ===========

Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                            3,968,426          3,965,951          3,967,514        3,965,951
                                                            ===========        ===========       ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                             ----------------------------------
                                                                                 2000                   1999
                                                                             ------------           -----------
Cash flows from operating activities:
  Net loss                                                                    ($1,006,443)            ($935,010)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                 349,739               406,416
    Provision for claim adjustments and warranties                                113,091               256,931
    Provision for doubtful accounts                                                95,933               147,465
    Deferred fees                                                                  32,000
    Equity in income of joint venture                                                                        70
    Other                                                                             (66)                8,075

  Changes in operating assets and liabilities:
    Accounts receivable                                                         1,182,647               126,177
    Unbilled revenue                                                              810,534               676,378
    Prepaid expenses and other current assets                                      (6,191)              201,494
    Restricted cash                                                                                     309,300
    Other assets                                                                   13,786                15,502
    Accounts payable                                                           (1,472,742)             (405,630)
    Accrued expenses and other liabilities                                         84,200              (407,124)
    Reserve for claim adjustments and warranties                                 (262,395)             (823,701)
    Deferred revenue                                                              (51,895)              479,861
                                                                             ------------           -----------
      Net cash (used in) provided by operating activities                        (117,802)               56,204
                                                                             ------------           -----------

Cash flows from investing activities:
  Capital expenditures                                                           (193,065)              (97,051)
  Proceeds from sale of property and equipment                                         66                 3,420
                                                                             ------------           -----------
      Net cash used in investing activities                                      (192,999)              (93,631)
                                                                             ------------           -----------

Cash flows from financing activities:
  Capital lease principal repayments                                               (3,959)               (2,309)
  Repayment of long-term debt                                                      (1,543)
  Net proceeds from exercise of stock options                                       2,994
                                                                             ------------           -----------
      Net cash used in financing activities                                        (2,508)               (2,309)
                                                                             ------------           -----------

Net decrease in cash and cash equivalents                                        (313,309)              (39,736)

Cash and cash equivalents at beginning of period                                4,527,979             3,407,910
                                                                             ------------           -----------

Cash and cash equivalents at end of period                                   $  4,214,670           $ 3,368,174
                                                                             ============           ===========

Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                                                     $      6,460           $    13,251
                                                                             ============           ===========
  Cash refunded for income taxes                                                  ($1,955)              ($9,764)
                                                                             ============           ===========

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

Since the Company incurred net losses for the six months ended June 30, 2000 and 1999, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would have been antidilutive. There were options, warrants and other rights to purchase 592,911 and 508,837 shares of common stock outstanding at June 30, 2000 and 1999, respectively.

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

3.   SEGMENT INFORMATION
     -------------------

Information about reported segments for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                            Research and
                                            Commercial      Development
                                            Operations        Services           Other            Total
                                            ----------      ------------      -----------      -----------
Three Months Ended June 30,
         2000
         ----
         Revenues                           $4,973,779        $  411,299      $         -      $ 5,385,078
         Segment profit (loss)                 808,501           (95,768)      (1,177,280)        (464,547)

         1999
         ----
         Revenues                           $5,045,446        $  822,388      $         -      $ 5,867,834
         Segment profit (loss)                 777,479            57,935       (1,154,377)        (318,963)

Six Months Ended June 30,
         2000
         ----
         Revenues                           $8,796,409        $1,020,114      $         -      $ 9,816,523
         Segment profit (loss)               1,485,329           (93,696)      (2,398,076)      (1,006,443)

         1999
         ----
         Revenues                           $9,425,960        $1,508,998      $         -      $10,934,958
         Segment profit (loss)               1,380,373            48,853       (2,364,236)        (935,010)

The following table presents the details of the "Other" segment for the three and six months ended June 30, 2000 and 1999:

                                                 Three Months Ended                Six Months Ended
                                                      June 30                           June 30
                                          -------------------------------    -----------------------------
                                              2000              1999             2000             1999
                                          ------------      -------------    ------------     ------------
         Marketing, general and
           administrative expenses        ($ 1,226,638)     ($ 1,182,985)    ($ 2,490,817)    ($ 2,420,625)
         Interest income                        52,495            33,438           99,075           70,464
         Interest expense                       (3,137)           (3,281)          (6,400)          (5,930)
         Equity in income (loss) of
           joint venture                             -            (1,599)               -              (70)
         Other, net                                  -                50               66           (8,075)
                                          ------------      ------------     ------------     ------------
                                          ($ 1,177,280)     ($ 1,154,377)    ($ 2,398,076)    ($ 2,364,236)
                                          ============      ============     ============     ============

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

General
-------

The Company's revenues to date have been from (i) commercial operations, consisting of revenue from remediation services, conventional treatment systems and soil vapor extraction systems and the Company's biological degradation systems (including both in situ and ex situ bioremediation), and (ii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has only recently seen the first revenues from sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although full-scale commercial systems have been installed for each type of reactor currently offered by the Company, additional expenditures will be required for continued research and development, and additional marketing activities for the further commercialization of the Company's biodegradation systems are planned. The amount and timing of such expenditures cannot be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

Results of Operations
---------------------

Six Months Ended June 30, 2000 Compared to
------------------------------------------
Six Months Ended June 30, 1999
------------------------------


For the six months ended June 30, 2000, the Company's total revenues decreased 10% to $9,816,523 from $10,934,958 in the same period in 1999. The net loss increased to $1,006,443 from $935,010 in the same period of 1999, while the basic and diluted net loss per share was $0.25 compared to $0.24 in the same period in 1999.

Commercial revenues in 2000 decreased 7% to $8,796,409 from $9,425,960 in the same period in 1999. The decreased commercial revenues are due primarily to reduced revenue under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA") program, which is funded by the state of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the six-month period ended June 30, 2000 by 32% to $1,020,114 from $1,508,998 in 1999.
Revenues decreased primarily due to fewer government projects in process in 2000 than in 1999.

Total costs and expenses decreased 8% to $10,915,707 in the six-month period ended June 30, 2000 from $11,926,357 in the same period in 1999. The cost of commercial operations decreased 9% to $7,311,080 during the first six months of 2000 from $8,045,587 in the same period in 1999 due primarily to decreased revenue levels. Research and development expenses decreased 24% to $1,113,810 during the first six months of 2000 from $1,460,145 in the same period in 1999 due primarily to the decreased revenues under various corporate and government research and development contracts. Marketing, general and administrative expenses increased 3% to $2,490,817 from $2,420,625 due primarily to increased sales and marketing efforts, which were offset somewhat by a reduction in administrative costs due to ongoing cost reduction programs.

Interest income increased 41% to $99,075 in the six-month period ended June 30, 2000 from $70,464 in 1999, due primarily to the combination of increased average cash available for investment and higher interest rates.


Three Months Ended June 30, 2000 Compared to
--------------------------------------------
Three Months Ended June 30, 1999
--------------------------------


For the three months ended June 30, 2000, the Company's total revenues decreased 8% to $5,385,078 from $5,867,834 in the same period in 1999. The net loss increased to $464,547 from $318,963 in the same period of 1999, while the basic and diluted net loss per share was $0.12 compared to $0.08 in the same period in 1999.

Commercial revenues in 2000 decreased 1% to $4,973,779 from $5,045,446 in the same period in 1999. The decreased commercial revenues are due primarily to reduced revenue under the PECFA program, which is funded by the state of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the three-month period ended June 30, 2000 by 50% to $411,299 from $822,388 in 1999. Revenues decreased primarily due to a reduced number of government projects in process in 2000.

Total costs and expenses decreased 5% to $5,898,983 in the three-month period ended June 30, 2000 from $6,215,405 in the same period in 1999. The cost of commercial operations decreased 2% to $4,165,278 during the second quarter of 2000 from $4,267,967 in the same period in 1999 due primarily to decreased revenue levels. Research and development expenses decreased 34% to $507,067 during the second quarter of 2000 from $764,453 in the same period in 1999 due primarily to the decreased revenues under various corporate and government research and development contracts. Marketing, general and administrative expenses increased 4% to $1,226,638 from $1,182,985 due primarily to increased sales and marketing efforts, which were offset somewhat by a reduction in administrative costs due to ongoing cost reduction programs.

Interest income increased 57% to $52,495 in the three-month period ended June 30, 2000 from $33,438 in 1999, due primarily to the combination of increased average cash available for investment and higher interest rates.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies.
At June 30, 2000, the Company had cash and cash equivalents of $4,214,670 and working capital of $3,979,055. Cash and cash equivalents decreased $313,309 from December 31, 1999 to June 30, 2000 due primarily to cash used in operations of $117,802 and capital expenditures of $193,065.

From December 31, 1999 to June 30, 2000, accounts receivable decreased by $1,278,580 primarily as a result of reduced revenue levels. In the same period, accounts payable decreased by $1,472,742 due to reduced expense levels on lower revenues as well as shifts in the timing of project expenses. At June 30, 2000, the Company had $3,446,832 in reserve for claim adjustments and warranties, $3,198,730 of which is available with respect to potential PECFA claim adjustments related to approximately $53 million in unsettled PECFA submittals and $248,102 of which is available with respect to potential warranty claims and other contract issues.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 18, 2000, and in connection therewith proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 3,567,999. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the stockholders, with the results indicated below:

1.   Election of directors to serve until the 2001 Annual Meeting.  The
     -------------------------------------------------------------
     following persons, all of whom were management's nominees, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

          Nominee                     For                   Withheld
          -------                     ---                   --------

       Robert F. Hendrickson       3,527,740                 40,259
       Robert S. Hillas            3,527,740                 40,259
       Robert F. Johnston          3,527,740                 40,259
       Robert C. Miller            3,527,740                 40,259
       Peter J. Neff               3,527,740                 40,259
       William C. Smith            3,527,223                 40,776

2.   Approval of the Company's 2000 Incentive Stock Option and Non-Qualified
     -----------------------------------------------------------------------
     Stock Option Plan. The Envirogen, Inc. 2000 Incentive Stock Option and Non-
     -----------------
     Qualified Stock Option Plan was approved. The tabulation of votes was as follows:

            For                     Against                 Abstentions
            ---                     -------                 -----------
          2,819,796                 118,631                    4,353

3.   Ratification of independent auditors. The appointment of Ernst & Young LLP
     ------------------------------------
     as the Company's independent auditors was ratified. The tabulation of votes was as follows:

            For                     Against                 Abstentions
            ---                     -------                 -----------
         3,500,456                   38,142                    29,401


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



                              ENVIROGEN, INC.
                              (Registrant)



Date:  August 4, 2000         By:   /s/ Robert S. Hillas
                                    --------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer


                              By:   /s/ Mark J. Maten
                                    -----------------
                                    Mark J. Maten
                                    Vice President of Finance
                                    and Chief Financial Officer