Form 10-Q
period 2000-09-30
ENVIROGEN INC
filed 2000-11-08
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2000              Commission File Number 0-20404


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

                   Yes [X]                            No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of September 30, 2000 was 3,972,436.

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                        PAGE
                                                                                               ----
         ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at September 30, 2000 (Unaudited)
                  and December 31, 1999                                                          3

                  Consolidated Statements of Operations for the Three and Nine
                  Months Ended September 30, 2000 and 1999 (Unaudited)                           4

                  Consolidated Statements of Cash Flows for the Three and Nine
                  Months Ended September 30, 2000 and 1999 (Unaudited)                           5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                                    6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

                  General                                                                        8
                  Results of Operations                                                          8
                  Liquidity and Capital Resources                                               10
                  Other Matters                                                                 10


PART II.          OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              11


SIGNATURE PAGE                                                                                  12

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.    FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,             December 31,
                                                                                   2000                      1999
                                                                                (Unaudited)                (Audited)
                                                                               -------------             -------------
           ASSETS
           Current assets:
                Cash and cash equivalents                                      $   3,884,009             $   4,527,979
                Accounts receivable, net                                           4,170,433                 5,906,081
                Unbilled revenue                                                   2,163,874                 3,128,747
                Prepaid expenses and other current assets                            400,328                   501,171
                                                                               -------------             -------------
                     Total current assets                                         10,618,644                14,063,978

           Property and equipment, net                                             1,058,023                 1,128,562
           Intangible assets, net                                                    815,535                   957,716
           Other assets                                                              199,246                   220,609
                                                                               -------------             -------------
                     Total assets                                              $  12,691,448             $  16,370,865
                                                                               =============             =============

           LIABILITIES
           Current liabilities:
                Accounts payable                                               $   2,426,428             $   4,192,023
                Accrued expenses and other liabilities                               952,764                   942,263
                Reserve for claim adjustments and warranties                       3,317,889                 3,596,136
                Deferred revenue                                                     611,602                   542,409
                Current portion of long-term note payable                              4,976
                Current portion of capital lease obligations                                                     4,644
                                                                               -------------             -------------
                     Total current liabilities                                     7,313,659                 9,277,475

           Long-term note payable, net of current portion                             12,678
                                                                               -------------             -------------
                     Total liabilities                                             7,326,337                 9,277,475
                                                                               -------------             -------------
           Commitments and contingencies

           STOCKHOLDERS' EQUITY
           Common stock, $.01 par value (50,000,000 shares
               authorized; 3,982,353 and 3,975,868 issued at
               September 30, 2000 and December 31, 1999, respectively)                39,823                    39,759
           Additional paid-in capital                                             59,775,119                59,727,189
           Accumulated deficit                                                   (54,443,881)              (52,667,608)
           Less:  Treasury stock, at cost                                             (5,950)                   (5,950)
                                                                               -------------             -------------
                     Total stockholders' equity                                    5,365,111                 7,093,390
                                                                               -------------             -------------

                     Total liabilities and stockholders' equity                $  12,691,448             $  16,370,865
                                                                               =============             =============


The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended                          Nine Months Ended
                                                             September 30,                              September 30,
                                                     ----------------------------           -----------------------------------
                                                        2000              1999                   2000                  1999
                                                     ------------    ------------           -------------         -------------
Revenues:
   Commercial operations                             $  4,539,493    $  5,267,455           $  13,335,902         $  14,693,415
   Research and development services                      318,035         723,247               1,338,149             2,232,245
                                                     ------------    ------------           -------------         -------------
        Total revenues                                  4,857,528       5,990,702              14,674,051            16,925,660
                                                     ------------    ------------           -------------         -------------

Cost of commercial operations                           3,991,329       4,282,324              11,302,409            12,327,911
Research and development costs                            455,575         775,243               1,569,385             2,235,388
Marketing, general and administrative expenses          1,233,304       1,173,968               3,724,121             3,594,593
                                                     ------------    ------------           -------------         -------------
        Total costs and expenses                        5,680,208       6,231,535              16,595,915            18,157,892
                                                     ------------    ------------           -------------         -------------

Other income (expense):
   Interest income                                         53,976          36,741                 153,051               107,205
   Interest expense                                        (3,026)         (4,467)                 (9,426)              (10,397)
   Equity in loss of joint venture                                           (118)                                         (188)
   Other, net                                               1,900             840                   1,966                (7,235)
                                                     ------------    ------------           -------------         -------------
          Other income, net                                52,850          32,996                 145,591                89,385
                                                     ------------    ------------           -------------         -------------

Net loss                                                ($769,830)      ($207,837)            ($1,776,273)          ($1,142,847)
                                                     ============    ============           =============         =============

Basic and diluted net loss per share                       ($0.19)         ($0.05)                 ($0.45)               ($0.29)
                                                     ============    ============           =============         =============
Weighted average number of shares of
     Common Stock used in computing basic
     and diluted net loss per share                     3,972,436       3,965,951               3,968,990             3,965,951
                                                     ============    ============           =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               --------------------------------
                                                                                   2000                 1999
                                                                                -----------          -----------
Cash flows from operating activities:
    Net loss                                                                    ($1,776,273)         ($1,142,847)
    Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                 528,806              598,001
      Provision for claim adjustments and warranties                                169,127              367,958
      Provision for doubtful accounts                                               130,142              223,373
      Deferred fees                                                                  45,000               57,000
      Equity in loss of joint venture                                                                        188
      Other                                                                          (1,966)               7,235

Changes in operating assets and liabilities:
       Accounts receivable                                                        1,605,506              878,612
       Unbilled revenue                                                             964,873            1,135,573
       Prepaid expenses and other current assets                                    100,843              355,257
       Restricted cash                                                                                   309,300
       Other assets                                                                  21,363               20,145
       Accounts payable                                                          (1,765,595)          (1,079,128)
       Accrued expenses and other liabilities                                        10,501             (557,617)
       Reserve for claim adjustments and warranties                                (447,374)            (843,004)
       Deferred revenue                                                              69,193              204,210
                                                                                -----------          -----------
         Net cash (used in) provided by operating activities                       (345,854)             534,256
                                                                                -----------          -----------
Cash flows from investing activities:
     Capital expenditures                                                          (295,277)            (132,580)
     Proceeds from sale of property and equipment                                     1,966               15,838
                                                                                -----------          -----------
         Net cash used in investing activities                                     (293,311)            (116,742)
                                                                                -----------          -----------

Cash flows from financing activities:
    Capital lease principal repayments                                               (4,644)              (5,332)
    Repayment of long-term debt                                                      (3,155)
    Net proceeds from exercise of stock options                                       2,994
                                                                                -----------          -----------
         Net cash used in financing activities                                       (4,805)              (5,332)
                                                                                -----------          -----------

Net (decrease) increase in cash and cash equivalents                               (643,970)             412,182

Cash and cash equivalents at beginning of period                                  4,527,979            3,407,910
                                                                                -----------          -----------
Cash and cash equivalents at end of period                                       $3,884,009           $3,820,092
                                                                                ===========          ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------
    Cash paid for interest                                                           $9,407              $17,517
                                                                                ===========          ===========
    Cash refunded for income taxes                                                  ($1,955)             ($9,764)
                                                                                ===========          ===========


The Company financed a capital expenditure through a note payable amounting to $20,809 in the first quarter of 2000.

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

Since the Company incurred net losses for the nine months ended September 30, 2000 and 1999, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would have been antidilutive. There were options, warrants and other rights to purchase 591,356 and 537,356 shares of common stock outstanding at September 30, 2000 and 1999, respectively.

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

3.        SEGMENT INFORMATION
          -------------------

Information about reported segments for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                                   Research and
                                             Commercial            Development
                                             Operations             Services               Other           Total
                                             ----------            ------------           -------         --------
Three Months Ended September 30,
           2000
           ----
           Revenues                         $  4,539,493           $   318,035          $          -    $  4,857,528
           Segment profit (loss)                 548,164              (137,540)           (1,180,454)       (769,830)

           1999
           ----
           Revenues                         $  5,267,455           $   723,247          $          -    $  5,990,702
           Segment profit (loss)                 985,131               (51,996)           (1,140,972)       (207,837)

Nine Months Ended September 30,
           2000
           ----
           Revenues                         $ 13,335,902           $ 1,338,149          $          -    $ 14,674,051
           Segment profit (loss)               2,033,493              (231,236)           (3,578,530)     (1,776,273)

           1999
           ----
           Revenues                         $ 14,693,415           $ 2,232,245          $          -    $ 16,925,660
           Segment profit (loss)               2,365,504                (3,143)           (3,505,208)     (1,142,847)

The following table presents the details of the "Other" segment for the three and nine months ended September 30, 2000 and 1999:

                                                  Three Months Ended                            Nine Months Ended
                                                     September 30                                  September 30
                                       ----------------------------------------       ---------------------------------------
                                             2000                   1999                    2000                    1999
                                       ----------------      ------------------       ----------------        ----------------
           Marketing, general and
            administrative expenses      ($1,233,304)           ($1,173,968)             ($3,724,121)           ($3,594,593)
           Interest income                    53,976                 36,741                  153,051                107,205
           Interest expense                   (3,026)                (4,467)                  (9,426)               (10,397)
           Equity in loss of
            joint venture                          -                   (118)                       -                   (188)
           Other, net                          1,900                    840                    1,966                 (7,235)
                                         -----------            -----------              -----------            -----------
                                         ($1,180,454)           ($1,140,972)             ($3,578,530)           ($3,505,208)
                                         ===========            ===========              ===========            ===========

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

General
-------

The Company's revenues to date have been from (i) commercial operations, consisting of revenue from remediation services, conventional treatment systems and soil vapor extraction systems and the Company's biological degradation systems (including both in situ and ex situ bioremediation), and (ii) funds received from third parties and government agencies to conduct specific research and development programs. While the Company has realized commercial revenues for several years from remediation services and from traditional remediation systems such as soil vapor extraction systems, it has less experience with sales of full-scale biological degradation systems for the treatment of contaminated air and water. Although full-scale commercial systems have been installed for each type of reactor currently offered by the Company, additional expenditures will be required for continued research and development, and additional marketing activities for the further commercialization of the Company's biodegradation systems are planned. The amount and timing of such expenditures cannot be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

Results of Operations
---------------------

Nine Months Ended September 30, 2000 Compared to
------------------------------------------------
Nine Months Ended September 30, 1999
------------------------------------

For the nine months ended September 30, 2000, the Company's total revenues decreased 13% to $14,674,051 from $16,925,660 in the same period in 1999. The net loss increased to $1,776,273 from $1,142,847 in the same period of 1999, while the basic and diluted net loss per share was $0.45 compared to $0.29 in the same period in 1999.

Commercial revenues in 2000 decreased 9% to $13,335,902 from $14,693,415 in the same period in 1999. The decreased commercial revenues are due primarily to reduced revenue under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA") program, which is funded by the State of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the nine-month period ended September 30, 2000 by 40% to $1,338,149 from $2,232,245 in 1999. Revenues decreased primarily due to fewer government projects in process in 2000 than in 1999.

Total costs and expenses decreased 9% to $16,595,915 in the nine-month period ended September 30, 2000 from $18,157,892 in the same period in 1999. The cost of commercial operations decreased 8% to $11,302,409 during the first nine months of 2000 from $12,327,911 in the same period in 1999 due primarily to decreased revenue levels. Research and development expenses decreased 30% to $1,569,385 during the first nine months of 2000 from $2,235,388 in the same period in 1999 due primarily to a decrease in the corporate and government research and development projects in progress. Marketing, general and administrative expenses increased 4% to $3,724,121 from $3,594,593 due primarily to increased sales and marketing efforts, which were offset somewhat by a reduction in administrative costs due to ongoing cost reduction programs.

Interest income increased 43% to $153,051 in the nine-month period ended September 30, 2000 from $107,205 in 1999, due primarily to the combination of increased average cash available for investment and higher interest rates.

Three Months Ended September 30, 2000 Compared to
-------------------------------------------------
Three Months Ended September 30, 1999
-------------------------------------

For the three months ended September 30, 2000, the Company's total revenues decreased 19% to $4,857,528 from $5,990,702 in the same period in 1999. The net loss increased to $769,830 from $207,837 in the same period of 1999, while the basic and diluted net loss per share was $0.19 compared to $0.05 in the same period in 1999.

Commercial revenues in the third quarter of 2000 decreased 14% to $4,539,493 from $5,267,455 in the same period in 1999. The decreased commercial revenues are due primarily to reduced revenue under the PECFA program, which is funded by the State of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the three-month period ended September 30, 2000 by 56% to $318,035 from $723,247 in 1999. Revenues decreased primarily due to a reduced number of government projects in process in 2000.

Total costs and expenses decreased 9% to $5,680,208 in the three-month period ended September 30, 2000 from $6,231,535 in the same period in 1999. The cost of commercial operations decreased 7% to $3,991,329 during the third quarter of 2000 from $4,282,324 in the same period in 1999 due primarily to decreased revenue levels. Research and development expenses decreased 41% to $455,575 during the third quarter of 2000 from $775,243 in the same period in 1999 due primarily to a decrease in the corporate and government research and development projects in progress. Marketing, general and administrative expenses increased 5% to $1,233,304 from $1,173,968 due primarily to increased sales and marketing efforts, which were offset somewhat by a reduction in administrative costs due to ongoing cost reduction programs.

Interest income increased 47% to $53,976 in the three-month period ended September 30, 2000 from $36,741 in 1999, due primarily to the combination of increased average cash available for investment and higher interest rates.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At September 30, 2000, the Company had cash and cash equivalents of $3,884,009 and working capital of $3,304,985. Cash and cash equivalents decreased $643,970 from December 31, 1999 to September 30, 2000 due primarily to cash used in operations of $345,854 and capital expenditures of $295,277.

From December 31, 1999 to September 30, 2000, accounts receivable decreased by $1,735,648 primarily as a result of reduced revenue levels and improved collections. In the same period, accounts payable decreased by $1,765,595 due to reduced expense levels on lower revenues as well as shifts in the timing of project expenses. At September 30, 2000, the Company had $3,317,889 in reserve for claim adjustments and warranties, $3,069,787 of which is available with respect to potential PECFA claim adjustments related to approximately $42 million in unsettled PECFA submittals and $248,102 of which is available with respect to potential warranty claims and other contract issues.

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





                                     ENVIROGEN, INC.
                                     (Registrant)



Date:  November 8, 2000              By:  /s/ Robert S. Hillas
                                          --------------------
                                          Robert S. Hillas
                                          President and Chief Executive Officer

                                     By:  /s/ Mark J. Maten
                                          -----------------
                                          Mark J. Maten
                                          Vice President of Finance
                                          and Chief Financial Officer