Form 10-K
period 2000-12-31
ENVIROGEN INC
filed 2001-03-23
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended             Commission File No. 0-20404
December 31, 2000

                                ENVIROGEN, INC.
                                 (Registrant)

       Delaware                               22-2899415
------------------------           ---------------------------------
(State of incorporation)           (IRS Employer Identification No.)

 4100 Quakerbridge Road
  Lawrenceville, NJ                              08648
-------------------------------                  -----
(Address of principal executive                (Zip code)
 offices)

Registrant's telephone number, including area code:  (609) 936-9300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
--------------------------------------
     (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of February 23, 2001 was approximately $2,904,425. (Reference is made to p. 14 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of February 23, 2001 was 3,985,205.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled May 17, 2001 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference in Part III of this report.

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

In connection with this strategy, in 1998 Envirogen entered into a collaborative marketing agreement with the Envirex Division of United States Filter Corporation ("US Filter") to jointly pursue opportunities in the treatment of ammonium perchlorate, a component in rocket fuel, and methyl-tert-butyl-ether ("MTBE"), a gasoline additive. In February 1999, Envirogen expanded its relationship with the Davis Process Division of US Filter in the biofilter market to treat noxious odors in municipal waste water applications. Under the agreement, US Filter is responsible for sales, marketing and manufacturing, while Envirogen continues product development and pursues sales opportunities as appropriate.

Business Areas

Envirogen's core competency is the application of biotechnology and biocomplementary technologies combined with expertise in traditional remediation technology for both the remediation of contaminated waste sites and for the treatment of contaminated waste streams. The evolution of the Company, aided by acquisitions which have added synergistic technologies and capabilities onto its core base of expertise, is demonstrated by its increased scope of services and products offered to the marketplace and the expansion of its geographic presence. Increasingly, the Company is identifying and focusing its marketing efforts on markets that are distinguished by specific compounds such as MTBE or ammonium perchlorate. In these markets, the Company has technological solutions that offer advantages over competitive technologies. Envirogen's primary business areas are described as follows.

Soil Treatment
--------------

The majority of environmental problems is the result of the release into the environment of contaminants ranging from simple hydrocarbons to complex chlorinated compounds. Generally, the less complex molecular make-up of a contaminant, the more easily and quickly it will be degraded by bacteria that use the contaminant as a "food source. " For instance, when hydrocarbon-based compounds, such as gasoline or heating oil, are spilled onto the ground, indigenous soil bacteria are likely to be present to begin the biodegradation process to break down the contaminant into its core components of carbon dioxide and water. Contaminants with more complex molecular structures generally are more difficult to degrade. As molecular complexity increases, the presence of indigenous bacteria that are capable of degrading the compound is less likely, resulting in the need for intervention to enhance the degradation process. The extent of intervention ranges from the relatively subtle, such as biostimulation (stimulating indigenous bacteria) and bioaugmentation (injecting bacteria isolated in a laboratory into the subsurface), to the more conspicuous, such as excavation and transport to another location. With an understanding of the direct relationship between cost and intervention, whereby costs generally increase with added degrees of intervention, Envirogen designs solutions that employ the least amount of intervention necessary to achieve an environmentally effective and cost-efficient solution.

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

Accordingly, Envirogen's process of designing solutions to maximize cost savings for its clients employs a hierarchical model of increasingly aggressive cleanup techniques. In situations where the cleanup can be performed in situ, the most "passive" form of biodegradation known as intrinsic remediation, is first considered by Envirogen. Intrinsic remediation is the approach that allows contamination to be biodegraded through microbial degradation processes that have developed naturally at a contaminated site, and thereby occurs without any intervention. Based on the increased regulatory acceptance of intrinsic remediation in recent years, Envirogen has accelerated its efforts with this approach by developing intrinsic remediation protocols for a wide range of target contaminants from petroleum hydrocarbons to chlorinated solvents.

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

Water Treatment
---------------

The enforcement of more rigorous water quality regulations has created a need for cost-effective systems to degrade contaminants in groundwater and plant effluent streams. The biological treatment of contaminated water streams is generally recognized as a cost-effective alternative to more traditional physical and chemical methods such as thermal, ultraviolet-based and adsorption processes.

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

        Examples of applications of Envirogen's FBR system include the removal of aniline and nitrobenzene from groundwater at an industrial site, to treat groundwater leachate on the site of a former manufactured gas plant for an electric utility and for the removal of ammonium perchlorate from groundwater. Ammonium perchlorate is associated with a number of industries and has been suspected as a groundwater contaminant in 46 states.

     . Membrane Bioreactor - The membrane bioreactor ("MBR") consists of a liquid-phase bioreactor coupled with a membrane clarification unit. Following the biological treatment of the contaminated stream, the contents of the bioreactor are pumped to the membrane unit where the solids and liquids are separated with clean effluent being discharged and biomass being recycled back into the bioreactor. The Company offers a line of modular transportable membrane biological reactor ("TIMBR") systems. These systems incorporate proprietary designs and certain features for which a patent application has been filed. Examples of applications of Envirogen's MBR and TIMBR systems include leachate treatment at an industrial/municipal wastewater treatment facility and process wastewater treatment in a fine chemicals production facility. The MBR is very effective in the treatment of high concentration, moderate flow-rate streams with complex or difficult to degrade compounds, such as MTBE, 1,4-dioxane and pesticides.

Air Treatment
-------------

Motivated by the 1990 Clean Air Act Amendments ("CAAA"), which have increasingly regulated the release of toxic compounds into the atmosphere, Envirogen embarked upon a program in the early 1990s to commercialize biotechnology to treat both odor-causing chemicals and volatile organic compounds. Referred to as biofiltration technology, the biological treatment of contaminated air streams is generally recognized as a cost effective alternative to physical and chemical treatment methods such as incineration, adsorption and chemical scrubbing. Envirogen's advancements in biofiltration include the development of systems for the cost-effective treatment of odors and contaminants such as hydrogen sulfide, carbon disulfide, styrene, terpenes, alcohols, aldehydes, mixed solvents associated with the printing and surface coating industry and hydrocarbons associated with remediation.

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

   . Biotrickling Filter - A biotrickling filter operates on the same principle as a biofilter but utilizes a synthetic packing material instead of the organic filter media used in the biofilter. The biotrickling filter operates with a recirculating liquid flow over the packing material. This recirculating liquid flow is initially inoculated with microorganisms that form a biofilm layer on the packing. The contaminants are transferred to, and degraded by, microorganisms present within both the recirculating liquid and the biofilm layer. The biotrickling filter is an attractive alternative for the treatment of more difficult-to-degrade compounds with the advantage of reduced system footprint and reduced operating costs as compared to more traditional technologies.

Envirogen offers a line of modular biofiltration systems and other technologies for the treatment of odors, air toxics and volatile organic compounds for specific segments of the air pollution control market. These technologies, combined with the customized biofilter and biotrickling filter designs of Envirogen, underscore Envirogen's goal to attain a leadership position in the biological air pollution control market. These products have applications in a number of industries, which include municipal waste treatment facilities, composting plants and the forest products industries. Envirogen is distinguished in this market by having completed work on numerous full-scale air system installations ranging in contract size from approximately $35,000 to $1.8 million.

In February 1999, Envirogen expanded its relationship with the Davis Process Division of US Filter in the biofilter market to treat noxious odors in municipal waste water applications. Under the agreement, US Filter is responsible for sales, marketing and manufacturing, while Envirogen continues product development and to pursue sales opportunities as appropriate.

Technology

Envirogen conducts research and development aimed at developing new, more efficient environmental technologies for the remediation of hazardous waste and for pollution control. Envirogen's technology is based on two elements: microorganisms (biocatalysts) with exceptional degradative abilities; and engineered systems, including proprietary bioreactors and processes. Envirogen has conducted extensive testing of microorganisms and bioreactors and has assembled a staff of scientists, engineers and consultants with expertise in biochemistry, molecular biology, microbiology, hydrology, chemical and mechanical engineering and systems design. During 2000, Envirogen spent approximately $2.0 million on research and development projects, approximately $1.6 million of which was funded by third parties or government agencies.

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

Envirogen believes that the engineering and design of a variety of bioreactors is an important factor in its ability to develop and sell commercially viable systems for the biodegradation of hazardous chemicals. The design of a bioreactor to be used at a particular site or in a particular waste stream depends on the types of wastes to be degraded, the media (e.g., soil, water or air) in which the wastes are located, the concentration of the targeted waste and the combination of other chemical wastes associated with the targeted waste. Envirogen continues to develop and test bench-scale and pilot-scale bioreactor designs utilizing naturally occurring and genetically-modified bacteria for the degradation of perchloroethylene ("PCE"), TCE, MTBE, air toxics, industrial wastewater effluents, and groundwater contaminants.

In 1998, Envirogen was awarded a patent on its process for the biodegradation of MTBE. The invention utilizes a class of microorganisms that use propane and propanol as their growth substrate while also biodegrading MTBE and other ether-based fuel additives. Envirogen successfully completed a field demonstration of its MTBE bioremediation technology and believes that the technology provides a mechanism to remove MTBE from contaminated groundwater on a cost-effective basis.

Externally Funded Research
--------------------------

As discussed earlier, strict regulations and the prohibitive cost of traditional treatment methods have forced business and government to seek lower-cost alternatives to their hazardous waste problems. In particular, various agencies of the Federal government have been early and strong supporters of innovative technologies aimed at achieving this goal. This support is evident through the government's Small Business Innovation Research ("SBIR") program, which awards grants of various sums to companies for specific areas of research and development. Throughout its history the Company has been awarded numerous Phase I and Phase II SBIRs for the development of advanced technologies. In 2000, the Company completed two projects for the Department of Defense ("DOD"), to develop and field test bioreactor systems for treating air containing odors, and paint and paint-stripping solvents. Another DOD SBIR (awarded in 1998), for in situ biotreatment of chlorinated solvents using biostimulation, was also completed in 2000. Three other Phase I SBIRs conducted during the year involved technology development for MTBE remediation, biocatalysis, and foams for in situ metal remediation. Through another DOD/EPA/DOE Strategic Environmental Research & Development Program ("SERDP"), the Company has also been developing and testing an in situ technology for cleanup of aquifers contaminated with ammonium perchlorate (a major component of rocket fuel). In 2000, Envirogen also began a major field trial in California for its proprietary in situ MTBE remediation technology. This project is funded by the DOD Environmental Security Technology Certification Program ("ESTCP") and has been chosen to be evaluated under an EPA verification program.

The Company contracts with major corporations and government entities to conduct feasibility studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasibility studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity. With limited exceptions, the Company is not subject to any royalty or exclusive license agreements arising from its research and development contracts. See
Note 12 to the Company's Consolidated Financial Statements for a description of existing license agreements.

Envirogen's research and development efforts with microorganisms and engineered systems, along with many other existing products and systems still under development, lay the scientific groundwork for safer, more responsive commercial applications. The result is a cleaner environment achieved at a cost that is reasonable for government and industry.

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

Competition

The environmental remediation industry is highly fragmented and competitive. The Company competes primarily on the basis of price by using its technologies to provide remediation solutions that are more cost effective than alternative approaches. Competitors include engineering and construction firms, environmental management service firms and specialized technology companies, including companies focusing on developing advanced biological remediation technologies similar to Envirogen's technologies. As technological advances are made and become more widely known, the larger environmental firms may acquire these companies and technologies and offer such technologies as part of an overall solution to a hazardous waste remediation project. Because these companies have significantly greater financial resources than Envirogen and can offer a wider range of services, Envirogen may be at a competitive disadvantage.

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

Employees

As of December 31, 2000, Envirogen had 148 full-time employees, including 87 in engineering, 18 in research and development, 30 in administration and finance and 13 in marketing. Doctoral degrees are held by 11 employees and encompass the disciplines of biochemistry, molecular biology, chemical engineering, environmental engineering, hydrogeology, microbiology and microbial physiology. Each of Envirogen's key employees is subject to a confidentiality agreement with Envirogen covering Envirogen's processes and plans relating to its business and activities. Envirogen is not subject to any collective bargaining agreements and believes that its relationship with its employees is excellent.

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

ITEM 2.  PROPERTIES

The Company's headquarters is located in Lawrenceville, New Jersey, where it leases 40,200 square feet of office space for its administrative, research and pilot facilities and for its commercial operations. The Company also leases an aggregate of approximately 42,000 square feet of office and warehouse space for its administrative and commercial operations in Illinois, Massachusetts, Michigan and Wisconsin. Management believes that the Company's facilities are adequate and suitable for its current and proposed operations for the immediately foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently involved in litigation relating to services previously provided at a customer site where remediation work was performed. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. No specific damages were claimed by this customer and, at the present time, management of the Company is unable to predict the outcome of this matter or to determine whether the outcome of this matter will materially affect the Company's results of operations, cash flows or financial position.

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

          Name                   Age             Position
          ----                   ---             --------
     Robert S. Hillas             52  President, Chief Executive Officer and
                                        Chairman of the Board
     Ronald Unterman, Ph.D.       55  Senior Vice President and Chief
                                        Scientific Officer
     Mark J. Maten                43  Vice President, Finance and Chief
                                        Financial Officer
     David N. Enegess             54  Vice President National Group

     Richard W. Schowengerdt      45  Vice President Wisconsin Operations

Robert S. Hillas, President, Chief Executive Officer and Chairman of the Board, joined the Company in April 1998. Mr. Hillas served as a Managing Director and a member of E.M. Warburg, Pincus & Co., L.L.C. ("Warburg"), a specialized investment firm, and its predecessors from 1993 until April 1998. Mr. Hillas served as Warburg's nominee director to the Company from April 1997 to April 1998. Mr. Hillas is also a director of ATMI, Inc. Mr. Hillas received a B. A. in mathematics from Dartmouth College and a Masters in Business Administration from Stanford University.

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

David N. Enegess was appointed Vice President National Group in January 1999. The group was formerly known as Systems Sales and Services. Mr. Enegess is a founder of the Company and has served as Vice President of Marketing and Commercial Development (June 1988 until March 1997) as well as Vice President of Product Development (April 1997 until December 1998). From 1982 until he joined the Company in June 1988, he served in various capacities, most recently as Vice President of Corporate Development, for American NuKEM Corporation (formerly known as WasteChem Corporation), a company which sells equipment, systems and services for the treatment of hazardous wastes. Mr. Enegess received his undergraduate and masters degrees in chemical engineering from Tufts University.

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

            2000                        HIGH         LOW
            ----                        ----         ---
          1st Quarter                  $6.25        $1.56
          2nd Quarter                  $3.94        $2.03
          3rd Quarter                  $2.63        $1.56
          4th Quarter                  $2.13        $0.72

            1999
            ----
          1st Quarter                  $1.88        $1.09
          2nd Quarter                  $1.75        $0.88
          3rd Quarter                  $1.66        $0.75
          4th Quarter                  $1.69        $0.81

The closing price for the Common Stock on February 23, 2001 was $1.22. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The number of stockholders of record as of February 5, 2001 was 204, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 1,300.

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

Summary of Operations

                                                       Years Ended December 31,
                             -----------------------------------------------------------------------------
                                  2000          1999          1998/(1)/       1997/(2)/         1996/(3)/
                                  ----          ----          ----            ----              ----
 Revenues                    $ 20,339,401   $ 24,049,968   $  26,220,877   $  25,769,509    $  12,919,594
 Costs and expenses            22,585,697     25,601,135      52,541,064      28,885,818       15,689,306
 Interest, net                    193,169        134,765         159,277         210,573          170,783
 Equity in (loss) income of
    joint ventures                                  (393)         13,688        (210,497)         (52,629)
 Other, net                         1,966         (7,604)         (3,804)         26,047            7,601
                             ------------   ------------   -------------   -------------    -------------
 Net loss                      (2,051,161)    (1,424,399)    (26,151,026)     (3,090,186)      (2,643,957)
 Preferred stock dividends              -              -               -               -          (36,458)
                             ------------   ------------   -------------   -------------    -------------
 Net loss applicable to
   Common Stock               ($2,051,161)   ($1,424,399)   ($26,151,026)   ($ 3,090,186)    ($ 2,680,415)
                             ============   ============   =============   =============    =============

 Basic and diluted net
   loss per share
   applicable
   to Common Stock/(4)/            ($0.52)        ($0.36)         ($6.64)         ($0.93)          ($1.41)
                             ============   ============   =============   =============    =============

Summary of Financial Position

                                                           December 31,
                             -------------------------------------------------------------------------------

                                  2000          1999           1998          1997/(2)/         1996/(3)/
                                  ----          ----           ----          ----              ----
Total assets                 $ 12,266,296   $ 16,370,865   $  17,945,879   $  42,727,012    $  12,716,624
Working capital                 3,212,674      4,786,503       5,151,482       8,099,057        7,094,266
Long-term obligations              11,800              -           4,644          12,671           42,176
Redeemable convertible
  Preferred Stock                       -              -               -               -                -
Stockholders' equity            5,111,223       7,093,390       8,461,789      33,992,254       10,047,233

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

General
-------

The Company has received most of its revenue from commercial remediation services and systems, which includes, primarily, revenue attributable to traditional remediation services such as soil vapor extraction and air sparging. In addition, a portion of the Company's revenue to date has been derived from research funded largely by corporate and governmental sponsors to develop cost effective advanced biological treatment systems. Revenues from these advanced treatment technologies are still in the early stages of commercial development, and additional expenditures by the Company will be required for continued research and development and expanded marketing activities. The amount and timing of such expenditures cannot be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

On April 10, 1997, the Company acquired Fluid Management, Inc. ("FMI"), a full-service environmental consulting and engineering firm that is now operated as the Company's Wisconsin and Illinois Divisions. Remediation services and installation of traditional remediation systems are the Divisions' core business and generate the greatest portion of the Divisions' revenues. Pursuant to the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), a program funded by the State of Wisconsin for cleaning up underground storage tanks, the Wisconsin Division's clients (or their lending banks) are entitled to seek reimbursement for a majority of the remediation costs paid to the Wisconsin Division. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. The DCOM review process may not be completed until one to three years after the expense has been incurred and paid by the Wisconsin Division's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Wisconsin Division has in a number of cases reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Wisconsin Division which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. Since the Company acquired FMI, the Company has reimbursed its clients and their lending banks an aggregate of $1,857,394, including $514,083 in the year ended December 31, 2000. At December 31, 2000, the Company had $3,039,122 in reserves with respect to potential ineligible claims related to approximately $41 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

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

Results of Operations
---------------------

2000 Compared to 1999
---------------------

For the year ended December 31, 2000, the Company's total revenues decreased 15% to $20,339,401 from $24,049,968 in 1999. The net loss increased 44% to
$2,051,161 from $1,424,399 in 1999, while the basic and diluted net loss per share was $0.52 compared to $0.36 in 1999.

Commercial revenues (net of reserves for ineligible PECFA claims) decreased 11% in 2000 to $18,723,719 from $21,114,503 in 1999. The decreased commercial revenues are due primarily to reduced revenue in the Wisconsin Division under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate research and development contracts decreased in 2000 by 45% to $1,615,682 from $2,935,465 in 1999. Revenues decreased primarily due to the timing of work associated with Phase II government projects and to the fewer number of projects as compared to 1999.

Total costs and expenses decreased to $22,585,697 in 2000 from $25,601,135 in 1999. The cost of commercial operations decreased 12% to $15,773,287 during 2000 from $17,973,543 in 1999 due primarily to decreased revenue levels and slightly improved project margins. Research and development expenses decreased 33% to $2,001,165 during 2000 from $2,981,959 in 1999 as a result of lower revenue levels. Marketing, general and administrative expenses increased 4% to $4,811,245 from $4,645,633 due primarily to increased marketing costs and as a result of increased marketing efforts.

Interest income increased 38% to $205,538 in 2000 from $148,531 in 1999, due primarily to the increased average cash available for investment and higher interest rates.

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

Total costs and expenses decreased to $25,601,135 in 1999 from $52,541,064 in 1998. The 1998 costs included the impairment charge of $21,670,028. Exclusive of the impairment charge, total costs and expenses decreased 17% for 1999. The cost of commercial operations decreased 14% to $17,973,543 during 1999 from $20,944,137 in 1998 due primarily to decreased revenue levels. Research and development expenses decreased 1% to $2,981,959 during 1999 from $2,998,271 in 1998. Marketing, general and administrative expenses decreased 33% to $4,645,633 from $6,928,628 due primarily to ongoing cost reduction programs, continuing headcount reductions and purchasing efficiencies. As discussed above, in 1998 the Company recorded a charge of $21,670,028 for impairment of goodwill due to significant changes in the PECFA program that occurred in April 1998 and that have negatively impacted the performance of the Wisconsin Division.

Interest income decreased 18% to $148,531 in 1999 from $180,545 in 1998, due primarily to the decreased average cash available for investment.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At December 31, 2000, the Company had cash and cash equivalents of $3,826,006 and working capital of $3,212,674. Cash and cash equivalents decreased $701,973 from December 31, 1999 to December 31, 2000 due primarily to cash used in operations of $354,328 and capital expenditures of $343,990.

From December 31, 1999 to December 31, 2000, accounts receivable decreased by $1,847,558 primarily as a result of reduced revenues and improved collections. In the same period, accounts payable decreased by $1,683,285 due to shifts in
the timing of project expenses and related subcontractor charges.    At December
31, 2000, the Company had $3,210,622 in reserve for claim adjustments and warranties, $3,039,122 of which is available for potential PECFA claim adjustments related to approximately $41 million in unsettled PECFA submittals and $171,500 of which is available for potential systems warranty claims and other contract issues.

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

Other Matters
-------------

As of December 31, 2000, the Company had a net operating loss carry forward of approximately $27.5 million for federal income tax reporting purposes available to offset future taxable income, if any, through 2020. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is, as amended, effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The implementation of SFAS 133 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to financial market risks, including changes in interest rates. At December 31, 2000, all available excess funds are cash or cash equivalents whose value is not subject to changes in interest rates. The Company currently holds no derivative instruments and does not earn foreign-source income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                   ------------------------------------
                                                                       2000                    1999
                                                                   ------------            ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $  3,826,006            $  4,527,979
     Accounts receivable, net of allowance for doubtful
           accounts of $795,852 in 2000 and $740,522 in 1999          4,058,523               5,906,081
     Unbilled revenue                                                 2,170,510               3,128,747
     Prepaid expenses and other current assets                          300,908                 501,171
                                                                   ------------            ------------
          Total current assets                                       10,355,947              14,063,978

Property and equipment, net                                             957,335               1,128,562
Intangible assets, net                                                  768,141                 957,716
Other assets                                                            184,873                 220,609
                                                                   ------------            ------------
          Total assets                                             $ 12,266,296            $ 16,370,865
                                                                   ============            ============
LIABILITIES
Current liabilities:
     Accounts payable                                              $  2,508,738            $  4,192,023
     Accrued expenses and other liabilities                           1,064,653                 942,263
     Reserve for claim adjustments and warranties                     3,210,622               3,596,136
     Deferred revenue                                                   354,222                 542,409
     Current portion of long-term note payable                            5,038
     Current portion of capital lease obligation                                                  4,644
                                                                   ------------            ------------
          Total current liabilities                                   7,143,273               9,277,475

Long-term note payable, net of current portion                           11,800
                                                                   ------------            ------------
          Total liabilities                                           7,155,073               9,277,475
                                                                   ------------            ------------
Commitments and contingencies (see Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (2,000,000 shares
     authorized; none issued)
Common stock, $.01 par value (50,000,000 shares
     authorized; 3,982,353 and 3,975,868 issued at
     December 31, 2000 and 1999, respectively)                           39,824                  39,759
Additional paid-in capital                                           59,796,118              59,727,189
Accumulated deficit                                                 (54,718,769)            (52,667,608)
Less:  Treasury stock, at cost (9,917 shares at
     December 31, 2000 and 1999)                                         (5,950)                 (5,950)
                                                                   ------------            ------------
          Total stockholders' equity                                  5,111,223               7,093,390
                                                                   ------------            ------------
          Total liabilities and stockholders' equity               $ 12,266,296            $ 16,370,865
                                                                   ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                   ENVIROGEN, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                        2000                1999                   1998
                                                   --------------       --------------        ---------------
Revenues:
    Commercial operations                          $   18,723,719       $   21,114,503        $    23,648,398
    Research and development services                   1,615,682            2,935,465              2,572,479
                                                   --------------       --------------        ---------------
      Total revenues                                   20,339,401           24,049,968             26,220,877
                                                   --------------       --------------        ---------------
Cost of commercial operations                          15,773,287           17,973,543             20,944,137
Research and development costs                          2,001,165            2,981,959              2,998,271
Marketing, general and administrative expenses          4,811,245            4,645,633              6,928,628
Impairment of long-lived assets                                                                    21,670,028
                                                   --------------       --------------        ---------------
      Total costs and expenses                         22,585,697           25,601,135             52,541,064
                                                   --------------       --------------        ---------------
Other income (expense):
    Interest income                                       205,538              148,531                180,545
    Interest expense                                      (12,369)             (13,766)               (21,268)
    Equity in (loss) income of joint venture                                      (393)                13,688
    Other, net                                              1,966               (7,604)                (3,804)
                                                   --------------       --------------        ---------------
      Other income, net                                   195,135              126,768                169,161
                                                   --------------       --------------        ---------------
Net loss                                              ($2,051,161)         ($1,424,399)          ($26,151,026)
                                                   ==============       ==============        ===============

Basic and diluted net loss per share                       ($0.52)              ($0.36)                ($6.64)
                                                   ==============       ==============        ===============
Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                      3,969,785            3,965,951              3,940,269
                                                   ==============       ==============        ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended December 31, 2000, 1999 and 1998


                                                                   Additional
                                             Common Stock           Paid-in       Accumulated           Treasury Stock
                                       ------------------------                                  -------------------------
                                          Shares       Amount       Capital          Deficit       Shares         Amount
                                       -----------   ----------   -------------   -------------  -----------    ----------
Balance at December 31, 1997            3,892,400      $38,924     $59,051,463    ($25,092,183)    (9,917)       ($5,950)

Net loss                                                                           (26,151,026)
Issuance of Common Stock for cash          83,334          833         619,167
Exercise of stock options                     134            2             559
                                       -----------   ----------   -------------   -------------  -----------    ----------
Balance at December 31, 1998            3,975,868      $39,759     $59,671,189    ($51,243,209)    (9,917)       ($5,950)

Net loss                                                                            (1,424,399)
Deferred fees                                                           56,000
                                       -----------   ----------   -------------   -------------  -----------    ----------
Balance at December 31, 1999            3,975,868      $39,759     $59,727,189    ($52,667,608)    (9,917)       ($5,950)

Net loss                                                                            (2,051,161)
Deferred fees                                                           66,000
Issuance under Deferred Fee Plan            5,137           51             (51)
Exercise of stock options                   1,248           13           2,981
Other                                         100            1              (1)
                                       -----------   ----------   -------------   -------------  -----------    ----------
Balance at December 31, 2000            3,982,353      $39,824     $59,796,118    ($54,718,769)    (9,917)       ($5,950)
                                       ===========   ==========   =============   =============  ===========    ==========








The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                            ------------------------------------------------------
                                                                                 2000               1999                1998
                                                                            ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                                     ($2,051,161)       ($1,424,399)      ($26,151,026)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                  725,601            796,792          1,336,935
    Provision for claim adjustments and warranties                                 146,782            393,148          2,324,823
    Provision for doubtful accounts                                                131,042            312,280             73,533
    Deferred fees                                                                   66,000             56,000
    Equity in loss (income) of joint venture                                                              393            (13,688)
    Impairment of long-lived assets                                                                                   21,670,028
    Other                                                                           (1,966)             7,604              3,811

  Changes in operating assets and liabilities:

       Accounts receivable                                                       1,716,516            109,238            576,029
       Unbilled revenue                                                            958,237            899,436            185,470
       Prepaid expenses and other current assets                                   200,263            395,297           (100,564)
       Restricted cash                                                                                309,300
       Other assets                                                                 35,736             22,679             19,448
       Accounts payable                                                         (1,683,285)           750,909             (8,398)
       Accrued expenses and other liabilities                                      122,390           (282,596)          (826,298)
       Reserve for claim adjustments and warranties                               (532,296)          (947,145)          (751,908)
       Deferred revenue                                                           (188,187)          (216,651)            28,695
                                                                            ---------------    ---------------    ---------------
       Net cash (used in) provided by operating activities                        (354,328)         1,182,285         (1,633,110)
                                                                            ---------------    ---------------    ---------------
Cash flows from investing activities:
   Capital expenditures                                                           (343,990)          (245,485)          (453,307)
   Proceeds from the dissolution of joint venture                                                     174,653
   Proceeds from sale of property and equipment                                      1,966             15,838             27,690
                                                                            ---------------    ---------------    ---------------
       Net cash used in investing activities                                      (342,024)           (54,994)          (425,617)
                                                                            ---------------    ---------------    ---------------
Cash flows from financing activities:

  Debt repayment                                                                    (3,971)
  Capital lease principal repayments                                                (4,644)            (7,222)           (17,582)
  Net proceeds from exercise of stock options                                        2,994                                   561
  Net proceeds from issuance of Common Stock                                                                             620,000
                                                                            ---------------    ---------------    ---------------
       Net cash (used in) provided by financing activities                          (5,621)            (7,222)           602,979
                                                                            ---------------    ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                              (701,973)         1,120,069         (1,455,748)

Cash and cash equivalents at beginning of year                                   4,527,979          3,407,910          4,863,658
                                                                            ---------------    ---------------    ---------------
Cash and cash equivalents at end of year                                        $3,826,006         $4,527,979         $3,407,910
                                                                            ===============    ===============    ===============
Supplemental disclosures of cash flow information:
--------------------------------------------------
  Cash paid for interest                                                        $   12,421         $   20,925         $   29,251
                                                                            ===============    ===============    ===============
  Cash refunded for income taxes                                                   ($1,565)           ($7,264)          ($94,152)
                                                                            ===============    ===============    ===============
Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------
 The Company financed a capital expenditure through a note payable amounting to $20,809 in 2000.

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


1.   Business and Organization
     -------------------------

     Envirogen, Inc. ("Envirogen" or the "Company") offers systems and services to remove pollutants from the air, water and soil. Many of its system and service offerings rely on advanced biological techniques, developed or refined by the Company.

     The Company has received most of its revenue from commercial remediation services and systems, which includes, primarily, revenue attributable to traditional remediation services such as soil vapor extraction and air sparging. In addition, a portion of the Company's revenue to date has been derived from research funded largely by corporate and governmental sponsors to develop cost effective advanced biological treatment systems. Revenues from these advanced treatment technologies are still in the early stages of commercial development, and additional expenditures by the Company will be required for continued research and development and expanded marketing activities. The Company is subject to a number of other risks similar to those of other companies in similar stages of development, including but not limited to short operating history, losses to date, future capital needs, dependence on key personnel, competition, risk of technological obsolescence, governmental regulations and approvals and limited manufacturing and marketing capabilities.

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

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the preparation of these financial statements include provisions made for doubtful accounts, reserve for claim adjustments and warranties and amortization periods for intangibles.

     Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


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

     Intangible Assets

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 10 years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

     Reserves for Claim Adjustments and Warranties

     The Company provides for potential amounts it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA related revenue dollar a reserve is established to cover amounts which may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. The DCOM review process may not be completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has in a number of cases reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. At December 31, 2000, the Company had $3,039,122 in reserves with respect to potential ineligible claims related to approximately $41 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program will be adequate.

     The Company also had $171,500 in reserves at December 31, 2000 with respect to potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


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

     Balances billed but not paid by customers pursuant to retainage provisions in contracts will be due upon completion of the contracts and acceptance by the owner. The retainage balance at December 31, 2000 of $17,323 is expected to be collected within the next 12 months.

     An allowance for doubtful accounts has been established based on management's assessment of the collectibility of all amounts billed and unbilled (including amounts subject to retainage) as of December 31, 2000.

     Research and Development

     All costs relating to research and development activities are expensed as incurred.

     Per Share Data

     Basic per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options, warrants and other rights to purchase 615,777, 499,719 and 501,739 shares of common stock that were outstanding at December 31, 2000, 1999 and 1998, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


     Segment Information

     The Company discloses its segment information using the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company also provides disclosures about products and services, geographic areas and major customers (see Note 16).

     Impact of the Future Adoption of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The implementation of SFAS 133 is not expected to have any impact on the Company's consolidated results of operations, financial position or cash flows.

     Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 8).

3.   Impairment of Long-Lived Assets
     -------------------------------

     In April 1997, the Company acquired FMI, now known as the Wisconsin and Illinois Divisions. The majority of the Wisconsin Division work is eligible for reimbursement to its clients under the Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"), the program funded by the State of Wisconsin for cleaning up leaking underground storage tanks. On April 17, 1998, the State of Wisconsin adopted new emergency rules with regard to PECFA which effectively reduced, and is expected to continue to reduce, the revenue per site that the Wisconsin Division can capture under the program. The State of Wisconsin's stated intent for issuance of the new emergency rules is to reduce the amount of funds being paid for cleanup efforts under the PECFA program. Pursuant to the emergency rules, lower cost natural attenuation is mandated unless certain conditions exist that would indicate that active remediation is necessary.

     As a result of this event, the Company reviewed the carrying value of long-lived assets associated with its acquisition of FMI and recorded a non-cash charge of $21,670,028 in the second quarter of 1998 representing the impairment of goodwill. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


     fair market value was determined primarily using the anticipated cash flows of the Wisconsin Division discounted at a rate commensurate with the risk involved. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition.

4.   Significant Fourth Quarter Adjustments
     --------------------------------------

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

5.   Property and Equipment
     ----------------------

     Property and equipment, net at December 31, 2000 and 1999 consisted of the following:

                                                       2000                    1999
                                                    ----------             ----------
     Computer equipment                             $  761,116             $  681,101
     Acquired computer software                        557,630                556,006
     Vehicles                                           63,109                 42,300
     Laboratory and field equipment                  2,783,805              2,582,717
     Equipment and vehicles under
       capital leases                                  598,975                598,975
     Furniture and office equipment                    675,228                630,299
     Leasehold improvements                            599,538                583,204
     Construction in progress                            4,850                  4,850
                                                    ----------             ----------
                                                     6,044,251              5,679,452
     Less:  Accumulated depreciation and
       amortization                                  5,086,916              4,550,890
                                                    ----------             ----------
                                                    $  957,335             $1,128,562
                                                    ==========             ==========

     Accumulated amortization on equipment under capital leases amounted to $598,975 and $594,544 at December 31, 2000 and 1999, respectively.
     Depreciation expense amounted to $520,124, $548,786 and $641,957 for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization expense on equipment under capital leases and leasehold improvements amounted to $15,902 $22,698 and $76,969 for the years ended December 31, 2000, 1999 and 1998, respectively. No interest has been capitalized in 2000, 1999 or 1998.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


6.   Intangible Assets
     -----------------

     Intangible assets, net at December 31, 2000 and 1999 consisted of the following:

                                               2000            1999
                                           -----------     -----------
     Goodwill                              $ 1,431,700     $ 1,431,700
     Patents                                   222,611         222,611
     Covenant not to compete                   232,000         232,000
                                           -----------     -----------
                                             1,886,311       1,886,311
     Less:  Accumulated amortization         1,118,170         928,595
                                           -----------     -----------
                                           $   768,141     $   957,716
                                           ===========     ===========

     Amortization expense for intangible assets amounted to $189,575, $225,308 and $635,555 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.   Accrued Expenses and Other Liabilities
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 2000 and 1999 consisted of the following:

                                                 2000           1999
                                              ----------     ---------
     Salaries, benefits and payroll taxes     $  607,006     $ 521,987
     Taxes                                       245,992       223,684
     Joint venture distribution                  103,938       100,942
     Professional fees                            92,063        60,269
     Other                                        15,654        35,381
                                              ----------     ---------
                                              $1,064,653     $ 942,263
                                              ==========     =========
8.   Income Taxes
     ------------

     The Company has provided a full valuation allowance against the net deferred tax assets due to the uncertainty of realization. The change in the valuation allowance for the year ended December 31, 2000 was an increase of $2,180,225.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                  2000                        1999
                                              Deferred Tax                Deferred Tax
                                           Assets (Liabilities)        Assets (Liabilities)
                                           --------------------        --------------------
     Accrued liabilities                     $  1,210,328                 $  1,277,428
     Contract reserve                              54,910                       78,880
     Depreciation                                 122,133                      154,695
     Amortization                                 127,198                      100,555
     Bad debts                                    270,590                      251,777
     Net operating loss - federal               9,352,828                    8,555,880
     State taxes                                3,451,665                    1,990,212
     Tax credits                                  297,187                      297,187
                                             ------------                 ------------
               Total                           14,886,839                   12,706,614
     Valuation allowance - federal            (11,435,174)                 (10,716,402)
     Valuation allowance - state               (3,451,665)                  (1,990,212)
                                             ------------                 ------------
     Total net deferred taxes                $          0                 $          0
                                             ============                 ============

     As of December 31, 2000, the Company had a net operating loss carryforward of approximately $27,500,000 for Federal income tax purposes which is available to offset future taxable income, if any, between the years 2001 and 2020. The timing and manner in which these losses may be utilized are limited to approximately $1,700,000 per year based on preliminary calculations of ownership changes to date under Internal Revenue Code
     Section 382.

9.   Capital Stock
     -------------

     Common Stock

     In May 1999, the Company adopted the "Deferred Fee Plan for Non-Employee Directors" ("Deferred Fee Plan"). Under the terms of the Deferred Fee Plan, non-employee directors of the Company can defer receipt of all quarterly and meeting fees and permit such deferred fees to be credited to stock accounts. These stock accounts accumulate shares of the Company's Common Stock at the fair market price of the Common Stock for each deferral date equivalent to the value of fees earned. There were deferred fees of $114,000 for 75,982 shares of common stock at December 31, 2000 and deferred fees of $56,000 for 42,083 shares of common stock at December 31, 1999. In 2000, the Company issued 5,137 shares of common stock to a former non-employee director from his stock account.

10.  Options and Warrants
     --------------------

     The Company's 1990 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Plan") expired in March 2000. Under the amended terms of the Plan, the Company's Stock Option Committee was authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 583,334 shares of Common

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ______________________


     Stock. Standard provisions of the Plan, which varied with Board and stockholder approval, required that the term of each grant not exceed ten years. At December 31, 2000, there were no additional options available for grant under the Plan.

     In May 1993, the Company adopted the 1993 Directors' Non-Qualified Stock Option Plan (the "1993 Plan"), which expires in May 2003. Under the amended terms of the 1993 Plan, an option to purchase 2,500 shares of Common Stock shall be automatically granted to each new Non-Employee Director on the day the Non-Employee Director is first elected as a member of the Board of Directors. Thereafter, an option to purchase 834 shares of Common Stock shall be granted on June 1 of each year to each Non-Employee Director who is elected at subsequent annual meetings of stockholders, except that a Non-Employee Chairman of the Board shall be granted an option to purchase 1,250 instead of 834 shares of Common Stock. Non-Employee Directors who are not initially elected at an Annual Meeting of Stockholders will receive a pro rata portion of 834 shares (or 1,250 shares with respect to a Non-Employee Chairman of the Board) of Common Stock based on the number of full months remaining from the date of election until the next Annual Meeting of Stockholders divided by twelve. Any fractional shares resulting from such calculation shall be rounded up to the nearest whole number. The 1993 Plan provides for grants to purchase an aggregate of 41,667 shares of Common Stock. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 2000, there were 14,942 additional options available for grant under the 1993 Plan.

     In May 2000, the Company adopted the 2000 Incentive Stock Option and Non-Qualified Stock Option Plan (the "2000 Plan"), which expires on February 28, 2010. Under the terms of the 2000 Plan, the Company's Stock Option Committee is authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 350,000 shares of Common Stock. Standard provisions of the 2000 Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 2000, there were 329,500 additional options available for grant under the 2000 Plan.

     In 1998, the Board of Directors approved a program allowing employees to exchange all options held for an equal number of replacement options at the greater of (i) the then current market price or (ii) $2.40 per share. Participating employees received new stock options with an exercise price of $2.40 per share and agreed to a new five-year vesting schedule (20% per year) commencing on December 7, 1998. As a result, options for 296,495 shares were forfeited in exchange for new options to purchase the same number of shares. The President of the Company excluded himself from participating in the option exchange program.

     Generally, options granted become exercisable at a rate of 20% per annum from the date of grant, and the option price may not be less than 100% and 75% of the fair market value on the date of grant for ISOs and NQSOs, respectively. The annual Non-Employee Director grants vest at the end of the first year of grant.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

         Following is a summary of the stock option transactions for 1998, 1999 and 2000:

                                                                   Weighted                               Weighted
                                                                   Average                                 Average
                                                  Number of        Exercise                               Fair Value
                                                   Shares          Price Per             Option           per Option
                                                 Outstanding         Share             Price Range          Granted
                                                 -----------      -----------       ----------------      -----------
         Balance December 31, 1997                   384,397         $16.06          $ 1.20 - $43.50
         Granted                                     404,000         $ 3.69                                 $  1.60
         Forfeited                                  (343,192)        $15.67
         Exercised                                      (134)        $ 4.20
                                                   ---------
         Balance December 31, 1998                   445,071         $ 5.16          $ 1.20 - $35.28
                                                   ---------
         Granted                                      49,954         $ 1.28                                 $  0.84
         Forfeited                                   (94,056)        $ 4.42
         Exercised                                         -              -
                                                   ---------
         Balance December 31, 1999                   400,969         $ 4.82          $ 1.20 - $35.28
                                                   ---------
         Granted                                     166,268         $ 1.72                                 $ 1.15
         Forfeited/Expired                           (60,028)        $ 2.77
         Exercised                                    (1,248)        $ 2.40
                                                   ---------
         Balance December 31, 2000                   505,961         $ 4.05          $ 0.94 - $35.28
                                                   =========

         Exercisable at December 31, 1998             45,751         $16.68
         Exercisable at December 31, 1999            105,572         $ 8.79
         Exercisable at December 31, 2000            162,918         $ 6.95

         The following table summarizes the information about stock options outstanding at December 31, 2000:

                                                 Options Outstanding                       Options  Exercisable
                                    ---------------------------------------------       ---------------------------
                                                        Weighted
                                        Number          Average          Weighted           Number         Weighted
                                    Outstanding at     Remaining         Average        Exercisable at     Average
              Range of               December 31,     Contractual        Exercise        December 31,      Exercise
           Exercise Prices               2000         Life (Years)        Price              2000           Price
         ----------------------------------------------------------------------------------------------------------
         $  0.94 to $  4.84           379,419            8.44             $ 2.02             87,875         $ 2.26
         $  6.54 to $ 14.28            96,118            6.96             $ 7.21             45,619         $ 7.87
         $ 16.92 to $ 23.28            26,840            5.44             $17.81             25,840         $17.85
         $ 30.00 to $ 35.28             3,584            1.56             $31.51              3,584         $31.51

         ----------------------------------------------------------------------------------------------------------
         $  0.94 to $ 35.28           505,961            7.95             $ 4.05            162,918         $ 6.95
         ----------------------------------------------------------------------------------------------------------

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

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

                                                                     2000             1999             1998
                                                                -------------     -------------    -------------
         Pro forma net loss applicable to
            Common Stock                                         ($2,314,129)      ($1,630,168)     ($26,777,247)
         Pro forma basic and diluted net loss per
            share applicable to Common Stock                          ($0.58)           ($0.41)           ($6.80)

         As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

         The pro forma compensation expense of $262,968, $205,769 and $626,221 for 2000, 1999 and 1998, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                                2000             1999             1998
                                           -------------     -------------    -------------
         Dividend yield                           0                 0                0
         Expected volatility                    64.3%             63.8%            51.2%
         Risk free interest rate             5.18%-6.63%       4.71%-5.88%         4.99%
         Expected option lives                 6.5 years         6.5 years       6.5 years

         In May 1996, the Company issued warrants to purchase an aggregate of 33,334 shares of the Company's Common Stock at an exercise price of $15.00 per share, including warrants to purchase 25,000 shares to a principal stockholder. The warrants expire seven years from the date of issuance.

11.      Research and Development Contracts
         ----------------------------------

         The Company contracts with major corporations and government entities to conduct feasibility studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasibility studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity. Generally, the Company is not subject to any royalty or exclusive license agreements arising from its research and development contracts, except as described in Note 12.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

12.  Commitments and Contingencies
     -----------------------------

     Leases

     The Company is party to various operating leases relating to office, laboratory and pilot plant facilities, as well as vehicles and office equipment. All leases expire prior to 2005. The leases include escalation clauses and require that the Company pay for certain operating costs. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. The Company had no capitalized leases at December 31, 2000.

     Future minimum payments under noncancelable operating leases consisted of the following at December 31, 2000:

                                                  Operating
                                                    Leases
                                                 ------------
            2001                                 $  1,117,119
            2002                                    1,074,657
            2003                                      923,474
            2004                                      509,066
            2005                                            -
            Thereafter                                      -
                                                  -----------
            Total minimum lease payments          $ 3,624,316
                                                  ===========

     Rent expense for operating leases was $1,224,649, $1,408,315 and $1,655,676 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Licenses

     The Company has granted a customer, exclusively for its own operations, an irrevocable, non-exclusive, nontransferable license to use all presently existing and any future technology that the Company may own relating to PCB remediation and that is not otherwise subject to restrictions imposed by third parties. With certain limited exceptions, the Company is required to pay the customer a royalty based on gross revenues received by the Company from the utilization of any jointly-owned technology or any PCB-related remediation technology owned, developed or obtained by the Company. The maximum aggregate royalty payable to the customer by the Company under the technology agreement may not exceed the development funding received by the Company from the customer. The customer provided no additional funding since 1996. At December 31, 2000, the Company had no obligations under the royalty agreement and had received development funding from the inception of the development work in 1990 of approximately $3,523,000.

     Litigation

     The Company is currently involved in litigation relating to services previously provided at a customer site where remediation work was performed. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. No specific damages have been claimed by this customer and, at the present

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________

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

13.  Related Party Transactions
     --------------------------

     In April 1998, Robert S. Hillas, the Company's newly-appointed Chairman, President and Chief Executive Officer, purchased 83,334 shares of Common Stock from the Company at $7.50 per share in connection with the execution of his employment agreement. The shares were registered in 1999.

14.  Employee Benefits
     -----------------

     The Company sponsors a combined 401(k) employee savings and retirement plan and profit sharing plan covering all employees, who are at least 21 years of age. The Company's contribution expense related to the 401(k) savings plan was $126,609, $142,247 and $77,573 for the years ended December 31, 2000, 1999 and 1998, respectively. There was no contribution expense related to the profit sharing plan.

     In 1998, the Wisconsin and Illinois Divisions had a 401(k) plan that provided for employee salary deferral contributions. Substantially all Wisconsin and Illinois employees were eligible to participate in this plan. No Company contributions were made to this plan. The Company's 401(k) plans were merged on December 31, 1998. The Company does not maintain other pension or post retirement benefit plans.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________

15.  Concentration of Credit Risk/Other
     ----------------------------------

     The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. The Company also provides a reserve for bad debts for accounts receivable where there is a probability of loss.

     The Company maintains demand deposits with two major banks and money market accounts with two financial institutions. At December 31, 2000 and 1999, substantially all of the Company's cash and cash equivalents were held in these money market accounts.

     The Company earns revenues under contracts for various federal government agencies. Revenue recognized under these contracts for the years ended December 31, 2000, 1999 and 1998 was $1,886,415, $2,673,745 and $2,248,509,
     respectively. These revenues are primarily from research and development contracts.

16.  Segment Information
     -------------------

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

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________



     Information about reported segments for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                  Research and
                                                  Commercial       Development
                                                  Operations         Services           Other            Total
                                                --------------    ---------------   ---------------   --------------
     2000
     ----
     Revenues                                   $  18,723,719     $    1,615,682              --      $  20,339,401
     Segment profit (loss)                          2,950,432           (385,483)    ($ 4,616,110)       (2,051,161)
     Depreciation and amortization                    416,223             65,342           54,461           536,026

     1999
     ----
     Revenues                                   $  21,114,503     $    2,935,465              --      $  24,049,968
     Segment profit (loss)                          3,140,960            (46,494)    ($ 4,518,865)       (1,424,399)
     Depreciation and amortization                    423,032             87,668           60,784           571,484

     1998
     ----
     Revenues                                   $  23,648,398     $    2,572,479              --      $  26,220,877
     Segment profit (loss)                          2,704,261           (425,792)    ($28,429,495)      (26,151,026)
     Depreciation and amortization                    278,293            159,434          263,653           701,380

     The following table presents the details of "Other" segment for the years ended December 31, 2000, 1999 and 1998:

                                                                      2000             1999            1998
                                                                   ------------    -------------   ------------
     Marketing, general and
        administrative expenses                                    ($ 4,811,245)   ($ 4,645,633)   ($ 6,928,628)
     Impairment of long-lived assets                                         --              --     (21,670,028)
     Interest income                                                    205,538          148,531        180,545
     Interest expense                                                   (12,369)         (13,766)       (21,268)
     Equity in (loss) income of joint-venture                                --             (393)        13,688
     Other, net                                                           1,966           (7,604)        (3,804)
                                                                   ------------    -------------   ------------
                                                                   ($ 4,616,110)    ($ 4,518,865)  ($28,429,495)
                                                                   ============    =============   ============

     No customer accounted for more than 10% of the Company's revenues in 2000, 1999 or 1998.

     The Company's business is conducted principally in the United States. Foreign revenues are not material. Asset information by reportable segment is not reported as the Company does not produce such information internally.

                                ENVIROGEN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                _______________

17.  Joint Venture
     -------------

     The Company obtained a 50% interest in Miller Environmental Technologies L.L.C. ("MET") when it acquired FMI on April 10, 1997. In December 1999, the net assets of MET were liquidated and the venture dissolved. MET was jointly-owned by the Company and a subsidiary of a Milwaukee, Wisconsin based scrap metal recycler. All of the consulting and engineering services delivered by MET were conducted by the Company through subcontracting arrangements. The Company also received a monthly fee in the amount of $1,000 from MET for the provision of certain office and record keeping services. Fees earned for providing services to MET amounted to $71,831 and $152,242 for the years ended December 31, 1999 and 1998.

18.  Supplementary Statement of Operations Information
     -------------------------------------------------

     Maintenance and repairs expense for the years ended December 31, 2000, 1999 and 1998 was $139,953, $109,600 and $179,473, respectively.

19.  Subsequent Event
     ----------------

     In January 2001, under a program in place in the state of New Jersey, the Company sold a portion of its available potential New Jersey net operating loss tax benefits related to losses incurred in prior years. The net amount received by the Company was $210,790.

20.  Quarterly Financial  Data (Unaudited)
     -------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                   First        Second          Third         Fourth
                                  Quarter       Quarter        Quarter        Quarter
                                  -------       -------        -------        -------
2000
----
Revenues                       $ 4,431,445    $ 5,385,078    $ 4,857,528    $ 5,665,350
Net loss applicable to
   Common Stock                   (541,896)      (464,547)      (769,830)      (274,888)
Basic and diluted net
   loss per share applicable
   to Common Stock                  ($0.14)        ($0.12)        ($0.19)        ($0.07)

1999
----
Revenues                       $ 5,067,124    $ 5,867,834    $ 5,990,702    $ 7,124,308
Net loss applicable to
   Common Stock                   (616,047)      (318,963)      (207,837)      (281,552)
Basic and diluted net
   loss per share applicable
   to Common Stock                  ($0.16)        ($0.08)        ($0.05)        ($0.07)

                                                                     Schedule II
                                Envirogen, Inc.
                       Valuation and Qualifying Accounts
                 Years Ended December 31, 2000, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------------
                                                   Balance at        Charged to                              Balance
                                                   beginning          costs and                             at end of
                 Description                       of period          expenses          Deductions            period
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:

     Allowance for doubtful accounts            $   740,522          $  131,042         $   75,712 (a)     $   795,852
     Tax valuation allowance                     12,706,614           2,180,225                             14,886,839
     Reserve for claim adjustments
         and warranties                           3,596,136             146,782            532,296 (b)       3,210,622

Year ended December 31, 1999:

     Allowance for doubtful accounts            $   539,544          $  312,280         $  111,302 (a)     $   740,522
     Tax valuation allowance                     13,464,209            (757,595)                            12,706,614
     Reserve for claim adjustments
         and warranties                           4,150,133             393,148            947,145 (b)       3,596,136

Year ended December 31, 1998:

     Allowance for doubtful accounts            $   605,963          $   73,533         $  139,952 (a)     $   539,544
     Tax valuation allowance                     12,052,397           1,411,812                             13,464,209
     Reserve for claim adjustments
         and warranties                           2,577,218           2,324,823            751,908 (b)       4,150,133
---------------------------------------------------------------------------------------------------------------------------

(a)  Uncollectible accounts written-off to the allowance account

(b)  Actual write-offs and cash payments

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Envirogen, Inc.

We have audited the accompanying consolidated balance sheets of Envirogen, Inc. at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirogen, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP




MetroPark, New Jersey
February 14, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Envirogen, Inc.:

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 (listed in the index appearing under Item 14(a)(1) on page 43) present fairly, in all material respects, the results of operations and cash flows of Envirogen, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 1998 (listed in the index appearing under Item 14(a)(2) on page 43) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements or financial statement schedule of Envirogen, Inc. for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 17, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth in Part I after Item 4 herein), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2001, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Report.

1.   Financial Statements:
     ---------------------

     Consolidated Balance Sheets as of December 31, 2000 and 1999...............................  20

     Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998...........................................................  21

     Consolidated Statements of Changes in Stockholders' Equity

     for the years ended December 31, 2000, 1999 and 1998.......................................  22

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998...........................................................  23

     Notes to Consolidated Financial Statements.................................................  24

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts.....................................................  39

     Report of Independent Auditors - 2000 and 1999.............................................  40

     Report of Independent Accountants - 1998...................................................  41

     All other schedules not listed above have been omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits:
     ---------

     Exhibit No.                   Description                                                 Location
     ----------                    -----------                                                 --------
     2.1        Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith,
                Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt
                and the Registrant.........................................................  (4) (Exh. 2.1)

     3.1(a)     Restated Certificate of Incorporation dated

                September 5, 1991..........................................................  (2) (Exh. 3.1(a))

     3.1(b)     Certificate of Amendment to Restated

                Certificate of Incorporation dated August 18, 1992.........................  (2) (Exh. 3.1(c))

     Exhibit No.                   Description                                                Location
     ----------                    -----------                                                --------

     3.1(c)     Certificate of Amendment to Amended and Restated Certificate
                of Incorporation dated November 24, 1998...................................  (7) (Exh. 3)

     3.2        By-Laws, as amended........................................................  (2) (Exh. 3.2)

     10.1       Envirogen, Inc. 401(k) Plan................................................  (2) (Exh. 10.18)

     10.2       Envirogen, Inc. 1990 Incentive Stock Option and Non-
                Qualified Stock Option Plan, as amended*...................................  (5) (Exh. 10.22)

     10.3       Envirogen, Inc. 1993 Director's Non-Qualified Stock
                Option Plan, as amended*...................................................  (3) (Exh. 10.27)

     10.4       Securities Purchase Agreement dated January 14, 1997
                between Warburg, Pincus Ventures, L.P. and the
                Company....................................................................  (4) (Exh. 2.2)

     10.5       Employment Agreement dated April 16, 1998 between
                the Company and Robert S. Hillas*..........................................  (6) (Exh. 10)

     10.6(a)    Employment Agreement dated April 10, 1997 between the Company and Richard W. Schowengerdt*...............................................  (8) (Exh. 10.7(a))

     10.6(b)    Amendment No. 1 dated November 3, 1998 to Schowengerdt
                Employment Agreement*......................................................  (8) (Exh. 10.7(b))

     10.7       Envirogen, Inc. 2000 Incentive Stock Option and Non-Qualified
                Stock Option Plan*.........................................................  (1)

     21         Subsidiaries of the Company................................................  (1)

     23.1       Consent of Ernst & Young LLP...............................................  (1)

     23.2       Consent of PricewaterhouseCoopers LLP......................................  (1)

     24         Powers of Attorney.........................................................  (1)

     (1)  Filed herewith.
     (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576), which became effective on August 11, 1992.
     (3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995.

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

     (8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999.

     *    Indicates a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ENVIROGEN, INC.

Dated:  March 23, 2001                      By:    /s/ Robert S. Hillas
                                                ----------------------------
                                                       Robert S. Hillas
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant, in the capacities indicated, on the 23rd day of March, 2001.

                Signature                                  Title
                ---------                                  -----
           Robert S. Hillas*            President, Chief Executive Officer and Chairman of the Board
 --------------------------------------
            Robert S. Hillas            (Principal Executive Officer)

           /s/ Mark J. Maten            Vice President, Finance and Chief Financial Officer
 --------------------------------------
             Mark J. Maten              (Principal Financial and Accounting Officer)

           William R. Cook *            Director
 --------------------------------------
            William R. Cook

        Robert F. Hendrickson*          Director
---------------------------------------
         Robert F. Hendrickson

          Robert F. Johnston*           Director
---------------------------------------
          Robert F. Johnston

            Peter J. Neff*              Director
---------------------------------------
             Peter J. Neff

           William C. Smith*            Director
---------------------------------------
           William C. Smith

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

                                                          /s/ Robert S. Hillas
                                                       -------------------------
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

     3.1(a)       Restated Certificate of Incorporation dated September 5, 1991,
                  (2) (Exh. 3.1(a))

     3.1(b)       Certificate of Amendment to Restated Certificate of
                  Incorporation dated August 18, 1992, (2) (Exh. 3.1(c))

     3.1(c) Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 24, 1998, (7) (Exh. 3)

     3.2          By-Laws, as amended, (2) (Exh. 3.2)

     10.1         Envirogen, Inc. 401(k) Plan, (2) (Exh. 10.18)

     10.2         Envirogen, Inc. 1990 Incentive Stock Option and Non-Qualified
                  Stock Option Plan, as amended*, (5) (Exh. 10.22)

     10.3         Envirogen, Inc. 1993 Director's Non-Qualified Stock Option
                  Plan, as amended*, (3) (Exh. 10.27)

     10.4         Securities Purchase Agreement dated January 14, 1997 between
                  Warburg, Pincus Ventures, L.P. and the Company, (4) (Exh. 2.2)

     10.5 Employment Agreement dated April 16, 1998 between the Company and Robert S. Hillas*, (6) (Exh. 10)

     10.6(a) Employment Agreement dated April 10, 1997 between the Company and Richard W. Schowengerdt*, (8) (Exh. 10.7(a))

     10.6(b)      Amendment No. 1 dated November 3, 1998 to Schowengerdt
                  Employment Agreement*, (8) (Exh. 10.7(b))

     10.7         Envirogen, Inc. 2000 Incentive Stock Option and Non-Qualified
                  Stock Option Plan*, (1)

     21           Subsidiaries of the Company, (1)

     23.1         Consent of Ernst & Young LLP, (1)

     23.2         Consent of PricewaterhouseCoopers LLP, (1)

     24           Powers of Attorney, (1)

        (1)    Filed herewith.

        (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576), which became effective on August 11, 1992.

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

        (8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999.

        * Indicates a management contract or compensatory plan or arrangement.

                                                                    Exhibit 10.7

                                ENVIROGEN, INC.

                        2000 INCENTIVE STOCK OPTION AND
                        NON-QUALIFIED STOCK OPTION PLAN
                        -------------------------------

     1.   PURPOSE. This Envirogen, Inc. 2000 Incentive Stock Option and Non-
          -------
Qualified Stock Option Plan ("Plan") is intended to provide a means whereby Envirogen, Inc. (the "Company") may, through the grant of incentive stock options ("ISOs") to purchase common stock of the Company ("Common Stock") to officers and other key employees ("Key Employees") and through the grant of nonqualified stock options ("NQSOs" and, collectively with ISOs, "Options") to Key Employees, directors, scientific advisory board members and consultants (together with Key Employees, "Optionees"), attract and retain such Key Employees and other Optionees and motivate such Key Employees and other Optionees to exercise their best efforts on behalf of the Company and of any related corporation ("Related Corporation").

     For purposes of the Plan, a Related Corporation of the Company shall mean either a corporate subsidiary of the Company, as defined in section 424(f) of the Internal Revenue Code of 1986, as amended ("Code"), or the corporate parent of the Company, as defined in section 424(e) of the Code. Further, as used in the Plan, (a) the term "incentive stock option" shall mean an option which, at the time such option is granted under the Plan, qualifies as an ISO within the meaning of section 422 of the Code and is designated as an ISO in the Option Agreement (as hereinafter defined); and (b) the term "nonqualified stock option" shall mean an option which, at the time such option is granted, does not qualify as an ISO and/or is designated as an NQSO in the Option Agreement.

     2.   ADMINISTRATION. The Plan shall be administered by the Company's
          --------------
Executive Compensation and Stock Option Committee ("Committee"), which shall consist of not less than three (3) non-employee directors (within the meaning of Rule 16b-3(b)(3) under the Securities Exchange Act of 1934 (the "Exchange Act"), or any successor thereto) who are also outside directors (within the meaning of Treas. Reg.ss.1.162-27(e)(3), or any successor thereto) of the Company who shall be appointed by, and shall serve at the pleasure of, the Company's Board of Directors ("Board"). Each member of such Committee, while serving as such, shall be deemed to be acting in his capacity as a director of the Company.

     The Committee shall have full authority, subject to the terms of the Plan, to select the Key Employees and other Optionees to be granted ISOs and NQSOs under the Plan, to grant options on behalf of the Company and to set the date of grant and the other terms of such Options. The Committee also shall have the authority to establish such rules and regulations, not inconsistent with the provisions of the Plan, for the proper administration of the Plan, and to amend, modify or rescind any such rules and regulations, and to make such determinations and interpretations under, or in connection with, the Plan, as it deems necessary or advisable. All such rules, regulations, determinations and interpretations shall be binding and conclusive upon the Company, its stockholders and all employees, and upon their respective legal representatives, beneficiaries, successors and assigns and upon all other persons claiming under or through any of them.

     3.   ELIGIBILITY. The class of employees who shall be eligible to receive
          -----------
ISOs under the Plan and the class of persons who shall be eligible to receive NQSOs under the Plan shall be, respectively, the Key Employees of the Company and/or a Related Corporation and the other Optionees employed by or otherwise associated with the Company and/or of a Related Corporation. More than one Option may be granted to an Optionee under the Plan.

     4.   STOCK. Options may be granted under the Plan to purchase up to a
          -----
maximum of three hundred fifty thousand (350,000) shares of the Company's Common Stock, par value $.01 per share, subject to adjustment as hereinafter provided; provided, however that no optionee may be granted Options in one calendar year with respect to more than one half of the total number of shares of the Company's Common Stock reserved for issuance pursuant to the Plan. Shares issuable under the Plan may be authorized but unissued shares or reacquired shares, and the Company may purchase shares required for this purpose, from time to time, if it deems such purchase to be advisable.

     If any Option granted under the Plan expires or otherwise terminates for any reason whatever (including, without limitation, the Optionee's surrender thereof) without having been exercised, the shares subject to the unexercised portion of such Option shall continue to be available for the granting of Options under the Plan as fully as if such shares had never been subject to an Option; provided, however, that (a) if an Option is cancelled, the cancelled Option is counted against the maximum number of shares for which Options may be granted to a Key Employee, and (b) if the Option price is reduced after the date of grant, the transaction is treated as a cancellation of an Option and the grant of a new Option for purposes of counting the maximum number of shares for which Options may be granted to a Key Employee.

     5.   GRANTING OF OPTIONS. From time to time until the expiration or earlier
          -------------------
suspension or discontinuance of the Plan, the Committee may, on behalf of the Company, grant to Optionees under the Plan such Options as it determines are warranted; provided, however, that grants of ISOs and NQSOs shall be separate and not in tandem. The granting of an Option under the Plan shall not be deemed either to entitle the Optionee to, or to disqualify the Optionee from, any participation in any other grant of Options under the Plan. In making any determination as to whether an Optionee shall be granted an Option and as to the number of shares to be covered by such Option, the Committee shall take into account the duties of the Optionee, his present and potential contributions to the success of the Company or a Related Corporation, and such other factors as the Committee shall deem relevant in accomplishing the purposes of the Plan. Moreover, the Committee may provide in the Option that said Option may be exercised only if certain conditions, as determined by the Committee, are fulfilled.

     6.   ANNUAL LIMIT.
          ------------

          a.   ISOs.
               ----

          The aggregate fair market value (determined as of the time the ISO is granted) of the Common Stock with respect to which ISOs are exercisable for the first time by a Key Employee during any calendar year (under this Plan and any other ISO plan of the Company or a Related Corporation) shall not exceed one hundred thousand dollars ($100,000).

          b.   NQSOs.
               -----

          The annual limits set forth above for ISOs shall not apply to NQSOs.

     7.   TERMS AND CONDITIONS OF OPTIONS. The Options granted pursuant to the
          -------------------------------
Plan shall expressly specify whether they are ISOs or NQSOs. In addition, the Options granted pursuant to the Plan shall include expressly or by reference the following terms and conditions, as well as such other provisions not inconsistent with the provisions of this Plan and, for ISOs granted under this Plan, the provisions of section 422(b) of the Code, as the Committee shall deem desirable:

          a.   Number of Shares.
               ----------------

          A statement of the number of shares to which the Option pertains.

          b.   Price.
               -----

          A statement of the Option price which shall be determined and fixed by the Committee in its discretion but, in the case of an ISO, shall not be less than the higher of one hundred percent (100%) (one hundred ten percent (110%) in the case of more than ten percent (10%) stockholders as discussed in (j) below) of the fair market value of the optioned shares of Common Stock, or the par value thereof, on the date the ISO is granted and, in the case of an NQSO, shall not be less than the higher of seventy-five percent (75%) of the fair market value of the optioned shares of Common Stock, or the par value thereof, on the date the NQSO is granted.

          The fair market value of the optioned shares of Common Stock shall be arrived at by a good faith determination of the Committee and shall be (i) the mean between the highest and lowest quoted selling price, if there is a market for the Common Stock on a registered securities exchange or in an over the counter market, on the date of grant, or (ii) the weighted average of the means between the highest and lowest sales on the nearest date before and the nearest date after the date of grant, if there are no sales on the date of grant but there are sales on dates within a reasonable period both before and after the date of grant, or (iii) the means between the bid and asked prices, as reported by the National Quotation Bureau on the date of grant, if actual sales are not available during a reasonable period beginning before and ending after the date of grant, or (iv) such other method of determining fair market value as shall be authorized by the Code, or the rules or regulations thereunder, and adopted by the Committee. Where the fair market value of the optioned shares of Common Stock is determined under (ii) above, the average of the means between the highest and lowest sales on the nearest date before and the nearest date after the date of grant is to be weighted inversely by the respective numbers of trading days between the date of grant and such sales dates, in accordance with Treas. Reg. (S) 20.2031-2(b)(1)

     c.   Term

          Subject to earlier termination as provided in Subsections (e), (f),
(g) and (j) below and in Section 9 hereof, the term of each Option shall be not more than ten (10) years (five (5) years in the case of ISOs granted to more than ten percent (10%) stockholders as discussed in (j) below) from the date of grant.

     d.   Exercise.
          --------

          Options shall be exercisable in such installments and on such dates as the Committee may specify, provided that (i) unless approved by the Stock Option Committee, in no event shall any Option become exercisable at a rate in excess of 20% per annum from the date of grant (except that all outstanding Options shall be immediately exercisable in the case of merger, consolidation, or other business combination involving the sale or transfer of all (or substantially all) of the assets of the Company, or other business combination involving the sale or transfer of all (or substantially all) of the capital stock of the Company in which the Company is not the surviving entity, or, if it is the surviving entity, either (a) does not survive as an operating ongoing concern in substantially the same line of business, or (b) is controlled by persons or entities previously unaffiliated with the Company), (ii) in the case of new Options granted to an Optionee in replacement for options (whether granted under the Plan or otherwise) held by the Optionee, the new Options may be made exercisable, if so determined by the Committee, in its discretion, at the earliest date the replaced options were exercisable, but not earlier than three
(3) months from the date of grant of the new Options, and (iii) the Committee may accelerate the exercise date of any outstanding Options, in its discretion, if it deems such acceleration to be desirable. Any Option shares, the right to the purchase of which has accrued, may be purchased at any time up to the expiration or termination of the Option. Exercisable Options may be exercised, in whole or in part, from time to time by giving written notice of exercise to the Company at its principal office, specifying the number of shares to be purchased and accompanied by payment in full of the aggregate Option price for such shares. Only full shares shall be issued under the Plan, and any fractional share which might otherwise be issuable upon exercise of an Option granted hereunder shall be forfeited.

          The Option price shall be payable (i) in cash or its equivalent, (ii) in the discretion of the Committee, in Company Common Stock previously acquired by the Optionee, provided that if such shares of Common Stock were acquired through exercise of an ISO and are used to pay the Option price of an ISO, such shares have been held by the Key Employee for a period of not less than the holding period described in section 422(a)(1) of the Code on the date of exercise, or if such shares of Common Stock were acquired through exercise of an NQSO or of an option under a similar plan, such shares have been held by the Optionee for a period of more than one (1) year on the date of exercise, (iii) in the discretion of the Committee, in any combination of (i) and (ii) above, or
(iv) in the discretion of the Committee, by delivering a properly executed notice of exercise of the Option to the Company and a broker, with irrevocable instructions to the broker promptly to deliver to the Company the amount of sale or loan proceeds necessary to pay the exercise price of the Option, provided that the payment procedure specified in this clause (iv) shall not be available if such payment procedure would result in a violation of section 16(b) of the Exchange Act.

          In the event such Option price is paid, in whole or in part, with shares of Common Stock, the portion of the Option price so paid shall be equal to the "fair market value" on the date of tender, as such "fair market value" is determined in Subsection (b) above, of the Common Stock so tendered in payment of such Option price.

          e.   Termination of Employment.
               -------------------------

          If an Optionee's employment by the Company (and Related Corporations) is terminated by either party prior to the expiration date fixed for this Option for any reason other than death or disability, such Option may be exercised, to the extent of the number of shares with respect to which the Optionee could have exercised it on the date of such termination, by the Optionee at any time prior to the earlier of (i) the expiration date specified in such option, or (ii) 30 days after the date of the Optionee's termination of employment, or (iii) an accelerated termination date of the option determined by the Committee, in its discretion, except that such accelerated termination date shall not be earlier than the date of the Optionee's termination of employment.

          For purposes of this Plan, in the case of an Optionee who is a director or a scientific advisory board member of the Company or a Related Corporation but who is not an employee of the Company or a Related Corporation, such Optionee's "employment" with the Company and all related Corporations shall be deemed to terminate when such Optionee ceases to be a director or a scientific board member of the Company and all Related Corporations, and is no longer providing ongoing consulting or advisory services to the Company and all Related Corporations. For purposes of this Plan, in the case of an Optionee who is a consultant to the Company or a Related Corporation, such Optionee's "employment" with the Company and all Related Corporations shall be deemed to terminate when such Optionee is no longer providing ongoing consulting or advisory services to the Company and all Related Corporations.

          f.   Exercise upon Disability of Optionee.
               ------------------------------------

          If an Optionee shall become disabled (within the meaning of section 22(e)(3) of the Code) during his employment and, prior to the expiration date fixed for his Option, his employment is terminated as a consequence of such disability, such Option may be exercised, to the extent of the number of shares with respect to which the Optionee could have exercised it on the date of such termination, or to any greater extent permitted by the Committee, by the Optionee at any time prior to the earlier of (i) the expiration date specified in such Option, or (ii) an accelerated termination date determined by the Committee, in its discretion, except that such accelerated termination date shall not be earlier than the date of the Optionee's termination of employment by reason of disability, and in the case of ISOs, such date shall not be later than one (1) year after such termination of employment. In the event of the Optionee's legal disability, such Option may be so exercised by the Optionee's legal representative.

          g.   Exercise upon Death of Optionee.
               -------------------------------

          If an Optionee shall die during his employment and prior to the expiration date fixed for his Option, or if an Optionee whose employment is terminated by reason of Optionee's disability (as described in Subsection (f) above) shall die following his termination of employment but prior to the earliest of (i) the expiration date fixed for his Option, or (ii) the expiration of the period determined under Subsection (f) above, or (iii) in the case of an ISO, three (3) months following termination of employment, such Option may be exercised, to the extent of the number of shares with respect to which the Optionee could have exercised it on the date of his death, or to any greater extent permitted by the Committee, by the Optionee's estate, personal representative or beneficiary who acquired the right to exercise such option by bequest or inheritance or by reason of the death of the Optionee, at any time prior to the earlier of (i) the expiration date specified in such Option or (ii) an accelerated termination date determined by the Committee, in its discretion, except that such accelerated termination date shall not be later than one (1) year after the date of death.

          h.   Non-Transferability.
               -------------------

          No Option shall be assignable or transferable by the Optionee otherwise than by will or by the laws of descent and distribution, and during the lifetime of the Optionee, the Option shall be exercisable only by him or by his guardian or legal representative. If the Optionee is married at the time of exercise and if the Optionee so requests at the time of exercise, the certificate or certificates shall be registered in the name of the Optionee and the Optionee's spouse, jointly, with right of survivorship.

          i.   Rights as a Stockholder.
               -----------------------

          An Optionee shall have no rights as a stockholder with respect to any shares covered by his Option until the issuance of a stock certificate to him for such shares.

          j.   Ten Percent Stockholder.
               -----------------------

          If the Key Employee owns more than ten percent (10%) of the total combined voting power of all shares of stock of the Company or of a Related Corporation at the time an ISO is granted to him, the Option price for the ISO shall be not less than one hundred ten percent (110%) of the fair market value of the optioned shares of Common Stock on the date the ISO is granted, and such ISO, by its terms, shall not be exercisable after the expiration of five (5) years from the date the ISO is granted. The conditions set forth in this Subsection (j) shall not apply to NQSOs.

          k.   Listing and Restriction of Shares.
               ---------------------------------

          Each Option shall be subject to the requirement that, if at any time the Committee shall determine, in its discretion, that the listing, registration or qualifications of the shares covered thereby upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the purchase of shares thereunder, or that action by the Company or by the Optionee should be taken in order to obtain an exemption for any such requirement, no such Option may be exercised, in whole or in part, unless and until such action shall have been effected, obtained, or taken under conditions acceptable to the Committee. Without limiting the generality of the foregoing, each Optionee or his legal representative or beneficiary may also be required to give satisfactory assurance that shares purchased upon exercise of an Option are being purchased for investment and not with a view to distribution, and certificates representing such shares may be legended accordingly.

          l.   Withholding and Use of Shares to Satisfy Tax Obligations.
               --------------------------------------------------------

          The obligation of the Company to deliver shares of Common Stock upon the exercise of any Option shall be subject to applicable federal, state and local tax withholding requirements.

          If the exercise of any Option is subject to the withholding requirements of applicable federal tax laws, the Committee, in its discretion (and subject to such withholding rules ("Withholding Rules") as shall be adopted by the Committee), may permit the Optionee to satisfy the federal withholding tax, in whole or in part, by electing to have the Company withhold (or by returning to the Company) shares of Common Stock, which shares shall be valued, for this purpose, at their fair market value on the date the amount of tax required to be withheld is determined (the "Determination Date"). Such election must be made in compliance with and subject to the Withholding Rules, and the Company may not withhold shares in excess of the number necessary to satisfy the minimum federal income tax withholding requirements. In the event shares of Common Stock acquired under the exercise of an ISO are used to satisfy such withholding requirement, such shares of Common Stock must have been held by the Key Employee for a period of not less than the holding period described in section 422(a)(1) of the Code on the Determination Date. In the event shares of Common Stock acquired through exercise of an NQSO or of an option under a similar plan are used to satisfy such withholding requirements, such shares must have been held by the Optionee for a period of more than one (1) year on the Determination Date.

     8.   OPTION INSTRUMENTS - OTHER PROVISIONS. Options granted under the Plan
          -------------------------------------
shall be evidenced by written documents ("Option Agreements") in such form as the Committee shall, from time to time, approve, which Option Agreements shall contain such provisions, not inconsistent with the provisions of the Plan for NQSOs granted pursuant to the Plan, and such conditions, not inconsistent with the provisions of the Plan and section 422(b) of the Code for ISOs granted pursuant to the Plan, as the Committee shall deem advisable, and which Option Agreements shall specify whether the Option is an ISO or NQSO. Each Optionee shall enter into, and be bound by, such Option Agreements, as soon as practicable after the grant of an Option.

     9.   CAPITAL ADJUSTMENTS. The number of shares which may be issued under
          -------------------
the Plan, as stated in Section 4 hereof, and the maximum number of shares with respect to which options may be granted to any Key Employee under the Plan as stated in Section 4 hereof, and the number of shares issuable upon exercise of outstanding Options under the Plan (as well as the Option price per share under such outstanding Options), shall, subject to the provisions of section 424(a) of the Code, be proportionately adjusted, as may be deemed appropriate by the Committee, to reflect any stock dividend, stock split, share combination, or similar change in the capitalization of the Company.

     10.  AMENDMENT OR DISCONTINUANCE OF THE PLAN.
          ---------------------------------------

     (a)  General. The Board from time to time may suspend or discontinue the
          -------
Plan or amend it in any respect whatsoever, except that the following amendments shall require stockholder approval (given in the manner set forth in Section 10(b) below):

          (i) With respect to ISOs, any amendment which would: (A) change the class of employees eligible to participate in the Plan, (B) except as permitted under Section 9 hereof, increase the maximum number of shares of Common Stock with respect to which ISOs may be granted under the Plan, or
     (C) extend the duration of the Plan under Section 15 hereof with respect to any ISOs granted hereunder; and

          (ii) With respect to Options, any amendment which would require stockholder approval pursuant to Treas. Reg.(S)1.162-27(e)(4)(vi) or any successor thereto.

Notwithstanding the foregoing, no such suspension, discontinuance or amendment shall materially impair the rights of any holder of an outstanding Option without the consent of such holder.

     (b)  Stockholder Approval Requirements. The approval of stockholders must
          ---------------------------------
comply with all applicable provisions of the corporate charter, bylaws, and applicable state law prescribing the method and degree of stockholder approval required for the issuance of corporate stock or options. If the applicable state law does not prescribe a method and degree of stockholder approval in such case, the approval of stockholders must be effected:

                    (i) By a method and in a degree that would be treated as adequate under applicable state law in the case of an action requiring stockholder approval (i.e., an action on which stockholders would be entitled to vote if the action were taken at a duly held stockholders' meeting); or

                    (ii) By a majority of the votes cast at a duly held stockholders' meeting at which a quorum representing a majority of all outstanding voting stock is, either in person or by proxy, present and voting on the plan.

     11.  RIGHTS. Neither the adoption of the Plan nor any action of the Board
          ------
or the Committee shall be deemed to give any individual any right to be granted an Option, or any other right hereunder, unless and until the Committee shall have granted such individual an Option, and then his rights shall be only such as are provided by the Option Agreement.

     Any Option under the Plan shall not entitle the holder thereof to any rights as a stockholder of the Company prior to the exercise of such Option and the issuance of the shares pursuant thereto. Further, notwithstanding any provisions of the Plan or the Option Agreement with an Optionee, the Company shall have the right, in its discretion, to retire an Optionee at any time in accordance with its policies or otherwise to terminate his employment at any time in accordance with its policies for any reason whatsoever.

     12.  APPLICATION OF FUNDS. The proceeds received by the Company from the
          --------------------
sale of Common Stock pursuant to Options granted under the Plan shall be used for general corporate purposes. Any cash received in payment for shares upon exercise of an Option to purchase Common Stock shall be added to the general funds of the Company and shall be used for its corporate purposes. Any Common Stock received in payment for shares upon exercise of an Option to purchase Common Stock shall become treasury stock.

     13.  EFFECTIVE DATE. This Plan shall become effective on May 18, 2000 (the
          --------------
date the Plan was approved by the stockholders).

     14.  NO OBLIGATION TO EXERCISE OPTION. The granting of an Option shall
          --------------------------------
impose no obligation upon an Optionee to exercise such Option.

     15.  TERMINATION OF THE PLAN. Unless earlier terminated as provided in the
          -----------------------
Plan, the Plan and all authority granted hereunder shall terminate absolutely at 12:00 midnight on February 28, 2010, which date is within ten (10) years after the date the Plan was adopted by the Board, and no Options hereunder shall be granted thereafter. Nothing contained in this Section 15, however, shall terminate or affect the continued existence of rights created under Options issued hereunder and outstanding on February 28, 2010, which by their terms extend beyond such date.

     16.  GOVERNING LAW. With respect to any ISOs granted pursuant to the Plan
          -------------
and the Option Agreements thereunder, the Plan, such Option Agreements and any ISOs granted pursuant thereto shall be governed by the applicable Code provisions to the maximum extent possible. Otherwise, the laws of the State of Delaware shall govern the operation of, and the rights of Optionees under, the Plan, the Option Agreements and any Options granted thereunder.