Form 10-Q
period 2001-03-31
ENVIROGEN INC
filed 2001-05-08
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2001                  Commission File Number 0-20404


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

         Yes [X]                                                No [  ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of March 31, 2001 was 3,985,205.

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----

     ITEM 1.   CONDENSED FINANCIAL STATEMENTS


               Consolidated Balance Sheets at March 31, 2001 (Unaudited)
               and December 31, 2000                                           3

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 2001 and 2000 (Unaudited)                4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and 2000 (Unaudited)                5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                     6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                         8
               Results of Operations                                           8
               Liquidity and Capital Resources                                 9
               Other Matters                                                   9

PART II.       OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               10


SIGNATURE PAGE                                                                11

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           March 31,      December 31,
                                                             2001            2000
                                                          (Unaudited)      (Audited)
                                                          -------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents                             $  2,653,585   $  3,826,006
     Accounts receivable, net                                 4,604,664      4,058,523
     Unbilled revenue                                         2,012,201      2,170,510
     Prepaid expenses and other current assets                  345,564        300,908
                                                          -------------  -------------
          Total current assets                                9,616,014     10,355,947

Property and equipment, net                                     898,883        957,335
Intangible assets, net                                          726,567        768,141
Other assets                                                    177,730        184,873
                                                          -------------  -------------
          Total assets                                     $ 11,419,194   $ 12,266,296
                                                          =============  =============

LIABILITIES
Current liabilities:
     Accounts payable                                      $  2,013,429   $  2,508,738
     Accrued expenses and other liabilities                     850,875      1,064,653
     Reserve for claim adjustments and warranties             3,125,007      3,210,622
     Deferred revenue                                           452,034        354,222
     Current portion of long-term note payable                    5,100          5,038
                                                          -------------  -------------
          Total current liabilities                           6,446,445      7,143,273

Long-term note payable, net of current portion                   10,086         11,800
                                                          -------------  -------------
          Total liabilities                                   6,456,531      7,155,073
                                                          -------------  -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value (50,000,000 shares
    authorized; 3,995,122 and 3,982,353 issued at
    March 31, 2001 and December 31, 2000, respectively)          39,951         39,824
Additional paid-in capital                                   59,813,491     59,796,118
Accumulated deficit                                         (54,884,829)   (54,718,769)
Less:  Treasury stock, at cost (9,917 shares at
    March 31, 2001 and December 31, 2000)                        (5,950)        (5,950)
                                                          -------------  -------------
          Total stockholders' equity                          4,962,663      5,111,223
                                                          -------------  -------------
          Total liabilities and stockholders' equity       $ 11,419,194   $ 12,266,296
                                                          =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     2001         2000
                                                  ----------   ----------
Revenues:
    Commercial operations                         $4,554,511   $3,822,630
    Research and development services                268,285      608,815
                                                  ----------   ----------
      Total revenues                               4,822,796    4,431,445
                                                  ----------   ----------
Cost of commercial operations                      3,607,034    3,145,802
Research and development costs                       448,428      606,743
Marketing, general and administrative expenses     1,182,939    1,264,179
                                                  ----------   ----------
      Total costs and expenses                     5,238,401    5,016,724
                                                  ----------   ----------
Other income (expense):
    Interest income                                   40,294       46,580
    Interest expense                                  (1,539)      (3,263)
    Other, net                                                         66
                                                  ----------   ----------
        Other income, net                             38,755       43,383
                                                  ----------   ----------
Loss before income taxes                            (376,850)    (541,896)

Income tax benefit                                   210,790
                                                  ----------   ----------
Net loss                                           ($166,060)   ($541,896)
                                                  ==========   ==========

Basic and diluted net loss per share                  ($0.04)      ($0.14)
                                                  ==========   ==========
Weighted average number of shares of
   Common Stock used in computing basic
   and diluted net loss per share                  3,982,013    3,966,390
                                                  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                                2001          2000
                                                                             ----------    ----------
Cash flows from operating activities:
 Net loss                                                                     ($166,060)    ($541,896)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                158,996       176,177
   Provision for claim adjustments and warranties                                33,202        45,388
   Provision for doubtful accounts                                                2,744        66,024
   Deferred fees                                                                 17,500        17,000

 Changes in operating assets and liabilities:
    Accounts receivable                                                        (548,885)    1,100,302
    Unbilled revenue                                                            158,309       705,804
    Prepaid expenses and other current assets                                   (44,656)       67,086
    Other assets                                                                  7,143         7,143
    Accounts payable                                                           (495,309)   (2,025,037)
    Accrued expenses and other liabilities                                     (213,778)     (188,005)
    Reserve for claim adjustments and warranties                               (118,817)     (148,873)
    Deferred revenue                                                             97,812       (77,204)
                                                                             ----------    ----------
     Net cash used in operating activities                                   (1,111,799)     (796,091)
                                                                             ----------    ----------
Cash flows from investing activities:
  Capital expenditures                                                          (58,970)      (86,796)
                                                                             ----------    ----------
     Net cash used in investing activities                                      (58,970)      (86,796)
                                                                             ----------    ----------
Cash flows from financing activities:
 Debt repayment                                                                  (1,652)         (352)
 Capital lease principal repayments                                                            (1,949)
 Net proceeds from exercise of stock options                                                    1,485
                                                                             ----------    ----------
     Net cash used in financing activities                                       (1,652)         (816)
                                                                             ----------    ----------
Net decrease in cash and cash equivalents                                    (1,172,421)     (883,703)

Cash and cash equivalents at beginning of period                              3,826,006     4,527,979
                                                                             ----------    ----------
Cash and cash equivalents at end of period                                  $ 2,653,585   $ 3,644,276
                                                                             ==========    ==========
Supplemental disclosures of cash flow information:
-------------------------------------------------
 Cash paid for interest                                                            $604        $2,710
                                                                             ==========    ==========
 Cash paid for income taxes                                                      $1,480           $45
                                                                             ==========    ==========

Supplemental disclosures of non-cash investing and financing activities:
-----------------------------------------------------------------------
The Company financed a capital expenditure through a note payable amounting to $20,809 in the first quarter of 2000.

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.      BASIS OF PRESENTATION
        ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The financial information presented reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Because the Company incurred net losses for the three months ended March 31, 2001 and 2000, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would be antidilutive. There were options, warrants and other rights to purchase 713,279 and 631,175 shares of common stock outstanding at March 31, 2001 and 2000, respectively.

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

3.      ADOPTION OF ACCOUNTING STANDARD
        -------------------------------

In 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities " ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The implementation of SFAS 133 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

4.      INCOME TAXES
        ------------

In January 2001, under a program in place in the State of New Jersey, the
Company sold a portion of its available   New Jersey net operating loss tax
benefits related to losses incurred in prior years. The net amount received by the Company was $210,790 and is presented as an income tax benefit on the statement of operations for the period ended March 31, 2001.

5.    SEGMENT INFORMATION
      -------------------

Information about reported segments for the three months ended March 31, 2001 and 2000 is as follows:

                                                          Research and
                                             Commercial   Development
                                             Operations     Services          Other            Total
                                            -----------  ------------  -----------------  --------------
Three Months Ended March 31,
     2001
     ----
     Revenues                                 $4,554,511    $ 268,285   $             -     $ 4,822,796
     Segment profit (loss)                       947,477     (180,143)          (933,394)      (166,060)

     2000
     ----
     Revenues                                 $3,822,630    $ 608,815   $             -    $  4,431,445
     Segment profit (loss)                       676,828        2,072         (1,220,796)      (541,896)

The following table presents the details of the "Other" segment for the three months ended March 31, 2001 and 2000:

                                                             Three Months Ended
                                                                 March 31
                                                                -----------
                                                      2001                         2000
                                                  -----------                ----------------
     Marketing, general and
     administrative expenses                     ($ 1,182,939)                   ($ 1,264,179)
     Interest income                                   40,294                          46,580
     Interest expense                                  (1,539)                         (3,263)
     Other, net                                            -                               66
     Benefit from income tax                          210,790                              -
                                                   ----------                ----------------
                                                ($    933,394)                   ($ 1,220,796)
                                                   ==========                ================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 Compared to
---------------------------------------------
Three Months Ended March 31, 2000
---------------------------------


For the three months ended March 31, 2001, the Company's total revenues increased 9% to $4,822,796 from $4,431,445 in the same period in 2000. The net loss decreased 69% to $166,060 from $541,896 in the same period of 2000. The basic and diluted net loss per share was $0.04 compared to $0.14 in the same period in 2000. The Company's net loss in the first quarter of 2001 declined from the same period in 2000 primarily due to increased revenues, improved margins in its commercial operations segment and the sale of a portion of the Company's State of New Jersey net operating loss carryforwards under a state tax benefit program, which resulted in a net tax benefit recognized by the Company of $210,790.

Commercial revenues in the first quarter of 2001 increased 19% to $4,554,511 from $3,822,630 in the same period in 2000. The increased commercial revenues are due primarily to increased remediation products and services offset somewhat by continued reduced revenue under the PECFA program, which is funded by the State of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the three-month period ended March 31, 2001 by 56% to $268,285 from $608,815 in 2000. Revenues decreased primarily due to a reduced number of government projects in process in 2001.

Total costs and expenses increased 4% to $5,238,401 in the three-month period ended March 31, 2001 from $5,016,724 in the same period in 2000. The cost of commercial operations increased 15% to $3,607,034 during the first quarter of 2001 from $3,145,802 in the same period in 2000 due primarily to a 19% increase in revenue levels. Nevertheless, the Company's gross profit margin for its commercial operations segment increased from 18% for the three month period ended March 31, 2000 to 21% for the same period in 2001, which was primarily due to product mix and better absorption of fixed costs. Research and development expenses decreased 26% to $448,428 during the first quarter of 2001 from $606,743 in the same period in 2000 due primarily to a decrease in the corporate and government research and development projects in progress. Marketing, general and administrative expenses decreased 6% to $1,182,939 from $1,264,179 due primarily to a reduction in business development and administrative costs due to ongoing cost reduction programs.

Interest income decreased 13% to $40,294 in the three-month period ended March 31, 2001 from $46,580 in 2000, due primarily to the combination of decreased average cash available for investment and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At March 31, 2001, the Company had cash and cash equivalents of $2,653,585 and working capital of $3,169,569. Cash and cash equivalents decreased $1,172,421 from December 31, 2000 to March 31, 2001 due primarily to cash used in operations of $1,111,799 and capital expenditures of $58,970.

From December 31, 2000 to March 31, 2001, accounts receivable increased by $546,141 primarily as a result of timing of revenue during the applicable period. In the same period, accounts payable decreased by $495,309 due to reduced expense levels on lower revenues as well as shifts in the timing of project expenses. At March 31, 2001, the Company had $3,125,007 in reserve for claim adjustments and warranties, $2,954,557 of which is available with respect to potential PECFA claim adjustments related to approximately $40 million in unsettled PECFA submittals and $170,450 of which is available with respect to potential warranty claims and other contract issues.

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

OTHER MATTERS
-------------

As of December 31, 2000, the Company had a net operating loss carryforward of approximately $27.5 million for federal income tax reporting purposes available to offset future taxable income, if any, through 2020. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ENVIROGEN, INC.
                                     (Registrant)


Date:  May 8, 2001                   By:  /s/ Robert S. Hillas
                                     -------------------------
                                     Robert S. Hillas
                                     President and Chief Executive Officer


                                     By:  /s/ Mark J. Maten
                                     ----------------------
                                     Mark J. Maten
                                     Vice President, Finance
                                     and Chief Financial Officer