Form 10-Q
period 2001-06-30
ENVIROGEN INC
filed 2001-08-02
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended June 30, 2001                  Commission File Number 0-20404


                                ENVIROGEN, INC.
                                --------------
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

                           Yes [X]           No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of June 30, 2001 was 4,005,608.

                                 ENVIROGEN, INC.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                              PAGE
                                                                                     ----
         ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at June 30, 2001 (Unaudited)
                  and December 31, 2000                                                 3

                  Consolidated Statements of Operations for the Three and Six
                  Months Ended June 30, 2001 and 2000 (Unaudited)                       4

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2001 and 2000 (Unaudited)                       5

                  Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                           6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  General                                                               9
                  Results of Operations                                                 9
                  Liquidity and Capital Resources                                      11
                  Other Matters                                                        11

PART II.          OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE                                      12
                  OF SECURITY HOLDERS

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12

SIGNATURE PAGE                                                                         13

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.         FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,                       December 31,
                                                                                        2001                             2000
                                                                                     (Unaudited)                      (Audited)
                                                                                   --------------                  ---------------
                ASSETS
                Current assets:
                     Cash and cash equivalents                                     $   2,744,547                   $   3,826,006
                     Accounts receivable, net                                          4,880,225                       4,058,523
                     Unbilled revenue                                                  2,146,758                       2,170,510
                     Prepaid expenses and other current assets                           354,138                         300,908
                                                                                   --------------                  ---------------
                          Total current assets                                        10,125,668                      10,355,947

                Property and equipment, net                                              850,678                         957,335
                Intangible assets, net                                                   690,774                         768,141
                Other assets                                                             170,587                         184,873
                                                                                   --------------                  ---------------
                          Total assets                                             $  11,837,707                   $  12,266,296
                                                                                   ==============                  ===============
                LIABILITIES
                Current liabilities:
                     Accounts payable                                              $   2,315,992                   $   2,508,738
                     Accrued expenses and other liabilities                            1,060,536                       1,064,653
                     Reserve for claim adjustments and warranties                      3,003,350                       3,210,622
                     Deferred revenue                                                    580,458                         354,222
                     Current portion of long-term note payable                             5,162                           5,038
                                                                                   --------------                  ---------------
                          Total current liabilities                                    6,965,498                       7,143,273

                Long-term note payable, net of current portion                             8,772                          11,800
                                                                                   --------------                  ---------------
                          Total liabilities                                            6,974,270                       7,155,073
                                                                                   --------------                  ---------------
                Commitments and contingencies

                STOCKHOLDERS' EQUITY
                Common stock, $.01 par value (50,000,000 shares
                    authorized; 4,015,525 and 3,982,353 issued at
                    June 30, 2001 and December 31, 2000, respectively)                    40,155                          39,824
                Additional paid-in capital                                            59,831,787                      59,796,118
                Accumulated deficit                                                  (55,002,555)                    (54,718,769)
                Less:  Treasury stock, at cost (9,917 shares at
                    June 30, 2001 and December 31, 2000)                                  (5,950)                         (5,950)
                                                                                   --------------                  ---------------
                          Total stockholders' equity                                   4,863,437                       5,111,223
                                                                                   --------------                  ---------------
                          Total liabilities and stockholders' equity               $  11,837,707                   $  12,266,296
                                                                                   ==============                  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                              June 30,
                                                       ------------------------------     ------------------------------
                                                          2001                 2000           2001              2000
                                                       ----------         -----------     -----------      ------------
  Revenues:
      Commercial operations                            $4,714,852          $4,973,779      $9,269,363        $8,796,409
      Research and development services                   336,372             411,299         604,657         1,020,114
                                                       ----------         -----------     -----------      ------------
        Total revenues                                  5,051,224           5,385,078       9,874,020         9,816,523
                                                       ----------         -----------     -----------      ------------

  Cost of commercial operations                         3,594,427           4,165,278       7,201,461         7,311,080
  Research and development costs                          415,454             507,067         863,882         1,113,810
  Marketing, general and administrative expenses        1,181,089           1,226,638       2,364,028         2,490,817
                                                       ----------         -----------     -----------      ------------
        Total costs and expenses                        5,190,970           5,898,983      10,429,371        10,915,707
                                                       ----------         -----------     -----------      ------------
  Other income (expense):
      Interest income                                      24,689              52,495          64,983            99,075
      Interest expense                                     (2,669)             (3,137)         (4,208)           (6,400)
      Other, net                                                                                                     66
                                                       ----------         -----------     -----------      ------------
          Other income, net                                22,020              49,358          60,775            92,741
                                                       ----------         -----------     -----------      ------------

  Loss before income taxes                               (117,726)           (464,547)       (494,576)       (1,006,443)

  Income tax benefit                                                                          210,790
                                                       ----------         -----------     -----------      ------------
  Net loss                                              ($117,726)         ($464,547)      ($283,786)      ($1,006,443)
                                                       ==========         ===========     ===========      ============

  Basic and diluted net loss per share                     ($0.03)             ($0.12)         ($0.07)           ($0.25)
                                                       ==========         ===========     ===========      ============
  Weighted average number of shares of
       Common Stock used in computing basic
       and diluted net loss per share                   3,990,306           3,968,426       3,986,296         3,967,514
                                                       ==========         ===========     ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                    ----------------------------------------------
                                                                                           2001                       2000
                                                                                    --------------------       -------------------
Cash flows from operating activities:
   Net loss                                                                                  ($283,786)              ($1,006,443)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                             306,309                   349,739
     Provision for claim adjustments and warranties                                             80,425                   113,091
     Provision for doubtful accounts                                                             2,744                    95,933
     Deferred fees                                                                              36,000                    32,000
     Other                                                                                                                   (66)

Changes in operating assets and liabilities:
     Accounts receivable                                                                      (824,446)                1,182,647
     Unbilled revenue                                                                           23,752                   810,534
     Prepaid expenses and other current assets                                                 (53,230)                   (6,191)
     Other assets                                                                               14,286                    13,786
     Accounts payable                                                                         (192,746)               (1,472,742)
     Accrued expenses and other liabilities                                                     (4,117)                   84,200
     Reserve for claim adjustments and warranties                                             (287,697)                 (262,395)
     Deferred revenue                                                                          226,236                   (51,895)
                                                                                    --------------------       -------------------
        Net cash used in operating activities                                                 (956,270)                 (117,802)
                                                                                    --------------------       -------------------

Cash flows from investing activities:
     Capital expenditures                                                                     (122,285)                 (193,065)
     Proceeds from sale of property and equipment                                                                             66
                                                                                    --------------------       -------------------
        Net cash used in investing activities                                                 (122,285)                 (192,999)
                                                                                    --------------------       -------------------
Cash flows from financing activities:
     Debt repayment                                                                             (2,904)                   (1,543)
     Capital lease principal repayments                                                                                   (3,959)
     Net proceeds from exercise of stock options                                                                           2,994
                                                                                    --------------------       -------------------
        Net cash used in financing activities                                                   (2,904)                   (2,508)
                                                                                    --------------------       -------------------

Net decrease in cash and cash equivalents                                                   (1,081,459)                 (313,309)

Cash and cash equivalents at beginning of period                                             3,826,006                 4,527,979
                                                                                    --------------------       -------------------
Cash and cash equivalents at end of period                                                  $2,744,547                $4,214,670
                                                                                    ====================       ===================

Supplemental disclosures of cash flow information:
-------------------------------------------------
     Cash paid for interest                                                                     $4,155                    $6,460
                                                                                    ====================       ===================
     Cash paid (refunded) for income taxes                                                      $1,480                   ($1,955)
                                                                                    ====================       ===================

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

Because the Company incurred net losses for the six months ended June 30, 2001 and 2000, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would be antidilutive. There were options, warrants and other rights to purchase 690,621 and 592,911 shares of common stock outstanding at June 30, 2001 and 2000, respectively.

2.        LITIGATION
          ----------

The Company was involved in litigation relating to services previously provided at a customer site where remediation work was performed. This customer filed a claim against the Company for professional malpractice, breach of warranty of professional services contract and misrepresentation. The matter was resolved in the Company's favor in May 2001.

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

4.        INCOME TAXES
          ------------

In January 2001, under a program in place in the State of New Jersey, the Company sold a portion of its available New Jersey net operating loss tax benefits related to losses incurred in prior years. The net amount received by the Company was $210,790 and is presented as an income tax benefit on the statement of operations for the period ended June 30, 2001.

5.        SEGMENT INFORMATION
          -------------------

Information about reported segments for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                                  Research and
                                              Commercial           Development
                                              Operations             Services               Other                  Total
                                            --------------      ------------------    ---------------        --------------------
  Three Months Ended June 30,
           2001
           ----
           Revenues                          $ 4,714,852         $    336,372        $             -         $  5,051,224
           Segment profit (loss)               1,120,425              (79,082)            (1,159,069)            (117,726)

           2000
           ----
           Revenues                          $ 4,973,779         $    411,299        $             -         $  5,385,078
           Segment profit (loss)                 808,501              (95,768)            (1,177,280)            (464,547)

Six Months Ended June 30,
           2001
           ----
           Revenues                          $ 9,269,363         $    604,657        $             -         $  9,874,020
           Segment profit (loss)               2,067,902             (259,225)            (2,092,463)            (283,786)

           2000
           ----
           Revenues                          $ 8,796,409         $  1,020,114        $             -         $  9,816,523
           Segment profit (loss)               1,485,329              (93,696)            (2,398,076)          (1,006,443)

The following table presents the details of the "Other" segment for the three and six months ended June 30, 2001 and 2000:

                                                        Three Months Ended                       Six Months Ended
                                                            June 30                                 June 30
                                                 --------------------------------      -----------------------------------
                                                     2001              2000                 2001                  2000
                                                 -------------   ----------------      ---------------       -------------
             Marketing, general and
               administrative expenses            ($ 1,181,089)      ($ 1,226,638)      ($ 2,364,028)        ($ 2,490,817)
             Interest income                            24,689             52,495             64,983               99,075
             Interest expense                           (2,669)            (3,137)            (4,208)              (6,400)
             Equity                                          -                  -                  -                    -
             Other, net                                      -                  -                  -                   66
             Benefit from income tax                         -                  -            210,790                    -
                                                 -------------   ----------------      -------------        -------------
                                                  ($ 1,159,069)      ($ 1,177,280)      ($ 2,092,463)        ($ 2,398,076)
                                                 =============   ================      =============        =============

6.        IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING
          -----------------------------------------------------------
          STANDARDS
          ---------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement will be effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS 142, the cost of certain of the Company's intangible assets will no longer be subject to amortization. Management has not made a final determination as to the impact of this new pronouncement on its Consolidated Balance Sheet or Statement of Operations.

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

Results of Operations
---------------------

Six Months Ended June 30, 2001 Compared to
------------------------------------------
Six Months Ended June 30, 2000
------------------------------

For the six months ended June 30, 2001, the Company's total revenues increased 1% to $9,874,020 from $9,816,523 in the same period in 2000. The net loss decreased 72% to $283,786 from $1,006,443 in the same period of 2000. The basic and diluted net loss per share was $0.07 compared to $0.25 in the same period in 2000. The Company's net loss in the first half of 2001 declined from the same period in 2000 primarily due to increased revenues and improved margins in its commercial operations segment and the sale of a portion of the Company's State of New Jersey net operating loss carryforwards under a state tax benefit program, which resulted in a net tax benefit recognized by the Company of $210,790.

Commercial revenues in the six months ended June 30, 2001 increased 5% to $9,269,363 from $8,796,409 in the same period in 2000. The increased commercial revenues are due primarily to more rapid growth of revenues from commercial systems offset by a reduction in revenue on work passed through to subcontractors and continued reduction of revenue under the PECFA program, which is funded by the State of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the six-month period ended June 30, 2001 by 41% to $604,657 from $1,020,114 in 2000.
Revenues decreased primarily due to a reduced number of government projects in process in 2001.

Total costs and expenses decreased 4% to $10,429,371 in the six-month period ended June 30, 2001 from $10,915,707 in the same period in 2000. The cost of commercial operations decreased 1% to $7,201,461 during the first half of 2001 from $7,311,080 in the same period in 2000 despite a 5% increase in revenue levels. As a result, the Company's gross profit margin for its commercial operations segment increased from 17% for the six- month period ended June 30, 2000 to 22% for the same period in 2001, which was primarily due to product mix, better absorption of fixed costs and a reduction in work passed through to subcontractors. Research and development expenses decreased 22% to $863,882 during the first half of 2001 from $1,113,810 in the same period in 2000 due primarily to a decrease in the corporate and government research and development projects in progress. Marketing, general and administrative expenses decreased 5% to $2,364,028 from $2,490,817 due primarily to a reduction in business development and administrative costs due to ongoing cost reduction programs.

Interest income decreased 34% to $64,983 in the six-month period ended June 30, 2001 from $99,075 in 2000, due primarily to the combination of decreased average cash available for investment and lower interest rates.

Three Months Ended June 30, 2001 Compared to
--------------------------------------------
Three Months Ended June 30, 2000
--------------------------------

For the three months ended June 30, 2001, the Company's total revenues decreased 6% to $5,051,224 from $5,385,078 in the same period in 2000. The net loss decreased 75% to $117,726 from $464,547 in the same period in 2000. The basic and diluted net loss per share was $0.03 compared to $0.12 in the same period in 2000. The Company's net loss in the second quarter of 2001 declined from the same period in 2000 primarily due to improved margins in its commercial operations segment.

Commercial revenues in the second quarter of 2001 decreased 5% to $4,714,852 from $4,973,779 in the same period in 2000. The decrease in commercial revenues was due to a reduction in revenue on work passed through to subcontractors and continued reduction of revenue under the PECFA program, which is funded by the State of Wisconsin for cleaning up underground storage tanks. This was offset somewhat by increased revenue from products and services related to air and water systems.

Revenues from corporate research and development contracts decreased in the three-month period ended June 30, 2001 by 18% to $336,372 from $411,299 in 2000. Revenues decreased primarily due to a reduced number of government projects in process in 2001.

Total costs and expenses decreased 12% to $5,190,970 in the three-month period ended June 30, 2001 from $5,898,983 in the same period in 2000. The cost of commercial operations decreased 14% to $3,594,427 during the second quarter of 2001 from $4,165,278 in the same period in 2000 due primarily to improved margins and to a 5% reduction in revenue. The Company's gross profit margin for its commercial operations segment increased to 24% for the three month period ended June 30, 2001 from 16% for the same period in 2000, which was primarily due to product mix, better absorption of fixed costs and a reduction in work passed through to subcontractors. Research and development expenses decreased 18% to $415,454 during the second quarter of 2001 from $507,067 in the same period in 2000 due primarily to a decrease in the corporate and government research and development projects in progress. Marketing, general and administrative expenses decreased 4% to $1,181,089 from $1,226,638 due primarily to a reduction in business development and administrative costs due to ongoing cost reduction programs.

Interest income decreased 53% to $24,689 in the three-month period ended June 30, 2001 from $52,495 in 2000, due primarily to the combination of decreased average cash available for investment and lower interest rates.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services and biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At June 30, 2001, the Company had cash and cash equivalents of $2,744,547 and working capital of $3,160,170. Cash and cash equivalents decreased $1,081,459 from December 31, 2000 to June 30, 2001 due primarily to cash used in operations of $956,270 and capital expenditures of $122,285.

From December 31, 2000 to June 30, 2001, accounts receivable increased by $821,702 primarily due to clients paying at a slightly slower pace in 2001 than at the end of 2000. In the same period, accounts payable decreased by $192,746 due to reduced expense levels as well as shifts in the timing of project expenses. At June 30, 2001, the Company had $3,003,350 in reserve for claim adjustments and warranties, $2,821,251 of which is available with respect to potential PECFA claim adjustments related to approximately $37 million in unsettled PECFA submittals and $182,099 of which is available with respect to potential warranty claims and other contract issues.

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 17, 2001, and in connection therewith proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 3,597,696. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the stockholders, with the results indicated below:

1.   Election of directors to serve until the 2002 Annual Meeting. The
     ------------------------------------------------------------
     following persons, all of whom were management's nominees, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

                      Nominee                           For                       Withheld
                      -------                           ---                       --------
                  William R. Cook                    3,522,416                     75,280
                  Dr. Robert W. Dunlap               3,522,416                     75,280
                  Robert S. Hillas                   3,522,416                     75,280
                  Robert F. Johnston                 3,522,416                     75,280
                  Peter J. Neff                      3,522,416                     75,280
                  William C. Smith                   3,522,416                     75,280

2.   Ratification of independent auditors. The appointment of Ernst & Young LLP
     -------------------------------------
     as the Company's independent auditors for 2001 was ratified. The tabulation of votes was as follows:

                    For                            Against                     Abstentions
                    ---                            -------                     -----------
                 3,553,731                          1,985                         41,980

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




                                   ENVIROGEN, INC.
                                   (Registrant)



Date:  August 2, 2001              By:  /s/ Robert S. Hillas
                                        -------------------------------------
                                        Robert S. Hillas
                                        President and Chief Executive Officer


                                   By:  /s/ Mark J. Maten
                                        -------------------------------------
                                        Mark J. Maten
                                        Vice President, Finance
                                        and Chief Financial Officer