Form 10-Q
period 2001-09-30
ENVIROGEN INC
filed 2001-11-06
CIK 863815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001              Commission File Number 0-20404


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

                             Yes [X]        No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 31, 2001 was 4,005,608.

                                ENVIROGEN, INC.

                               TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION                                                    PAGE
                                                                                          ----
     ITEM 1.     CONDENSED FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at September 30, 2001 (Unaudited)
                 and December 31, 2000                                                     3

                 Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2001 and 2000 (Unaudited)                      4

                 Consolidated Statements of Cash Flows for the Nine
                 Months Ended September, 2001 and 2000 (Unaudited)                         5

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                               6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 General                                                                   9
                 Results of Operations                                                     9
                 Liquidity and Capital Resources                                          11
                 Other Matters                                                            11

PART II.         OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                         11

SIGNATURE PAGE                                                                            12

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                                ENVIROGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30,      December 31,
                                                                            2001               2000
                                                                         (Unaudited)         (Audited)
                                                                        -------------      ------------
          ASSETS
          Current assets:
            Cash and cash equivalents                                    $  2,278,253      $  3,826,006
            Accounts receivable, net                                        5,495,579         4,058,523
            Unbilled revenue                                                1,614,108         2,170,510
            Prepaid expenses and other current assets                         434,499           300,908
                                                                        -------------      ------------
              Total current assets                                          9,822,439        10,355,947

          Property and equipment, net                                         821,108           957,335
          Intangible assets, net                                              654,981           768,141
          Other assets                                                        163,444           184,873
                                                                        -------------      ------------

              Total assets                                               $ 11,461,972      $ 12,266,296
                                                                        =============      ============

          LIABILITIES
          Current liabilities:
            Accounts payable                                             $  2,413,968      $  2,508,738
            Accrued expenses and other liabilities                            914,728         1,064,653
            Reserve for claim adjustments and warranties                    3,002,267         3,210,622
            Deferred revenue                                                  390,737           354,222
            Current portion of long-term note payable                           5,226             5,038
                                                                        -------------      ------------
              Total current liabilities                                     6,726,926         7,143,273

          Long-term note payable, net of current portion                        7,443            11,800
                                                                        -------------      ------------
              Total liabilities                                             6,734,369         7,155,073
                                                                        -------------      ------------

          Commitments and contingencies

          STOCKHOLDERS' EQUITY
          Common stock, $.01 par value (50,000,000 shares
           authorized; 4,015,525 and 3,982,353 issued at
           September 30, 2001 and December 31, 2000, respectively)             40,155            39,824
          Additional paid-in capital                                       59,848,287        59,796,118
          Accumulated deficit                                             (55,154,889)      (54,718,769)
          Less:  Treasury stock, at cost (9,917 shares at
           September 30, 2001 and December 31, 2000)                           (5,950)           (5,950)
                                                                        -------------      ------------
              Total stockholders' equity                                    4,727,603         5,111,223
                                                                        -------------      ------------
              Total liabilities and stockholders' equity                 $ 11,461,972      $ 12,266,296
                                                                        =============      ============

          The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                      -----------------------------        ----------------------------
                                                         2001               2000               2001             2000
                                                      ----------         ----------        -----------      -----------
Revenues:
  Commercial operations                               $4,978,616         $4,539,493        $14,247,979      $13,335,902
  Research and development services                      402,431            318,035          1,007,088        1,338,149
                                                      ----------         ----------        -----------      -----------
    Total revenues                                     5,381,047          4,857,528         15,255,067       14,674,051
                                                      ----------         ----------        -----------      -----------

Cost of commercial operations                          3,909,955          3,991,329         11,111,416       11,302,409
Research and development costs                           395,275            455,575          1,259,157        1,569,385
Marketing, general and administrative expenses         1,243,962          1,233,304          3,607,990        3,724,121
                                                      ----------         ----------        -----------      -----------
    Total costs and expenses                           5,549,192          5,680,208         15,978,563       16,595,915
                                                      ----------         ----------        -----------      -----------

Other income (expense):
  Interest income                                         19,653             53,976             84,636          153,051
  Interest expense                                        (3,842)            (3,026)            (8,050)          (9,426)
  Other, net                                                   -              1,900                  -            1,966
                                                      ----------         ----------        -----------      -----------
    Other income, net                                     15,811             52,850             76,586          145,591
                                                      ----------         ----------        -----------      -----------

Loss before income taxes                                (152,334)          (769,830)          (646,910)      (1,776,273)

Income tax benefit                                             -                  -            210,790                -
                                                      ----------         ----------        -----------      -----------

Net loss                                               ($152,334)         ($769,830)         ($436,120)     ($1,776,273)
                                                      ==========         ==========        ===========      ===========

Basic and diluted net loss per share                      ($0.04)            ($0.19)            ($0.11)          ($0.45)
                                                      ==========         ==========        ===========      ===========

Weighted average number of shares of
  Common Stock used in computing basic
  and diluted net loss per share                       4,005,608          3,972,436          3,992,089        3,968,990
                                                      ==========         ==========        ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ------------     ------------
Cash flows from operating activities:
  Net loss                                                                         ($436,120)     ($1,776,273)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                    447,434          528,806
    Provision for claim adjustments and warranties                                   117,355          169,127
    Provision for doubtful accounts                                                    2,744          130,142
    Deferred fees                                                                     52,500           45,000
    Other                                                                                738           (1,966)

  Changes in operating assets and liabilities:
     Accounts receivable                                                          (1,439,800)       1,605,506
     Unbilled revenue                                                                556,402          964,873
     Prepaid expenses and other current assets                                      (133,591)         100,843
     Other assets                                                                     21,429           21,363
     Accounts payable                                                                (94,770)      (1,765,595)
     Accrued expenses and other liabilities                                         (149,925)          10,501
     Reserve for claim adjustments and warranties                                   (325,710)        (447,374)
     Deferred revenue                                                                 36,515           69,193
                                                                                ------------     ------------
       Net cash used in operating activities                                      (1,344,799)        (345,854)
                                                                                ------------     ------------

Cash flows from investing activities:
  Capital expenditures                                                              (198,785)        (295,277)
  Proceeds from sale of property and equipment                                             -            1,966
                                                                                ------------     ------------
       Net cash used in investing activities                                        (198,785)        (293,311)
                                                                                ------------     ------------

Cash flows from financing activities:
  Debt repayment                                                                      (4,169)          (3,155)
  Capital lease principal repayments                                                       -           (4,644)
  Net proceeds from exercise of stock options                                              -            2,994
                                                                                ------------     ------------
       Net cash used in financing activities                                          (4,169)          (4,805)
                                                                                ------------     ------------

Net decrease in cash and cash equivalents                                         (1,547,753)        (643,970)

Cash and cash equivalents at beginning of period                                   3,826,006        4,527,979
                                                                                ------------     ------------

Cash and cash equivalents at end of period                                       $ 2,278,253      $ 3,884,009
                                                                                ============     ============

Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                                                         $     7,943      $     9,407
                                                                                ============     ============
  Cash paid (refunded) for income taxes                                          $     1,480          ($1,955)
                                                                                ============     ============

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

Because the Company incurred net losses for the nine months ended September 30, 2001 and 2000, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would be antidilutive. There were options, warrants and other rights to purchase 703,921 and 591,356 shares of common stock outstanding at September 30, 2001 and 2000, respectively.

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

4.   INCOME TAXES
     ------------

In January 2001, under a program in place in the State of New Jersey, the
Company sold a portion of its available   New Jersey net operating loss tax
benefits related to losses incurred in prior years. The net amount received by the Company was $210,790 and is presented as an income tax benefit on the statement of operations for the period ended September 30, 2001.

5.   SEGMENT INFORMATION
     -------------------

Information about reported segments for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                          Research and
                                          Commercial      Development
                                          Operations        Services         Other          Total
                                          ----------      ------------    -----------    -----------
Three Months Ended September 30,
     2001
     ----
     Revenues                             $ 4,978,616     $  402,431     $         -     $ 5,381,047
     Segment profit (loss)                  1,068,661          7,156      (1,228,151)       (152,334)

     2000
     ----
     Revenues                             $ 4,539,493     $  318,035     $         -     $ 4,857,528
     Segment profit (loss)                    548,164       (137,540)     (1,180,454)       (769,830)

Nine Months Ended September 30,
     2001
     ----
     Revenues                             $14,247,979     $1,007,088     $         -     $15,255,067
     Segment profit (loss)                  3,136,563       (252,069)     (3,320,614)       (436,120)

     2000
     ----
     Revenues                             $13,335,902     $1,338,149     $         -     $14,674,051
     Segment profit (loss)                  2,033,493       (231,236)     (3,578,530)     (1,776,273)

The following table presents the details of the "Other" segment for the three and nine months ended September 30, 2001 and 2000:

                                             Three Months Ended              Nine Months Ended
                                                September 30                    September 30
                                         ---------------------------     ---------------------------
                                             2001           2000            2001            2000
                                         ------------   ------------     -----------    ------------
     Marketing, general and
      administrative expenses            ($ 1,243,962)  ($ 1,233,304)    ($3,607,990)   ($ 3,724,121)
     Interest income                           19,653         53,976          84,636         153,051
     Interest expense                          (3,842)        (3,026)         (8,050)         (9,426)
     Other, net                                     -          1,900               -           1,966
     Benefit from income tax                        -              -         210,790               -
                                         ------------   ------------     -----------    ------------
                                         ($ 1,228,151)  ($ 1,180,454)    ($3,320,614)   ($ 3,578,530)
                                         ============   ============     ===========    ============

6.   IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS
     ---------------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations" ("SFAS 141"), and 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Under the provisions of SFAS 142, which will be effective for fiscal years beginning after December 15, 2001, the cost of certain of the Company's intangible assets will no longer be subject to amortization. Management has not made a final determination as to the impact of this new pronouncement on its consolidated results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement will be effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model, based upon the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its consolidated results of operations, financial position and cash flows.

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

Certain statements made herein are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements. In particular, unanticipated changes in the economic, competitive, governmental, technological, marketing or other factors identified herein or in the Company's other filings with the Securities and Exchange Commission could affect such results.

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

Results of Operations
---------------------

Nine Months Ended September 30, 2001 Compared to
------------------------------------------------
Nine Months Ended September 30, 2000
------------------------------------

For the nine months ended September 30, 2001, the Company's total revenues increased 4% to $15,255,067 from $14,674,051 in the same period in 2000. The net loss for the current nine month period decreased 75% to $436,120 in 2001 from $1,776,273 in the same period in 2000. The basic and diluted net loss per share was $0.11 for the first nine months of 2001 compared to $0.45 in the same period in 2000. The Company's net loss in the first nine months of 2001 declined from the same period in 2000 primarily due to increased revenues and improved margins in its commercial operations segment and the sale of a portion of the Company's State of New Jersey net operating loss carryforwards under a state tax benefit program, which resulted in a net tax benefit recognized by the Company of $210,790.

Commercial revenues in the nine months ended September 30, 2001 increased 7% to $14,247,979 from $13,335,902 in the same period in 2000. The increased commercial revenues are due primarily to more rapid growth of revenues from commercial systems offset by a reduction in revenue on work passed through to subcontractors and continued reduction of revenue under the PECFA program, which is funded by the State of Wisconsin for cleaning up underground storage tanks.

Revenues from corporate research and development contracts decreased in the nine-month period ended September 30, 2001 by 25% to $1,007,088 from $1,338,149 in the same period in 2000. Revenues decreased primarily due to a reduced number of government projects in process in 2001.

Total costs and expenses decreased 4% to $15,978,563 in the nine-month period ended September 30, 2001 from $16,595,915 in the same period in 2000. The cost of commercial operations decreased 2% to $11,111,416 during the first nine months of 2001 from $11,302,409 in the same period in 2000 despite a 7% increase in revenue levels. As a result, the Company's gross profit margin for its commercial operations segment increased from 15% for the nine month period ended September 30, 2000 to 22% for the same period in 2001, which was primarily due to product mix, better absorption of fixed costs and a reduction in work passed through to subcontractors. Research and development expenses decreased 20% to $1,259,157 during the first nine months of 2001 from $1,569,385 in the same period in 2000 due primarily to a decrease in the corporate and government research and development projects in progress. Marketing, general and administrative expenses decreased 3% to $3,607,990 from $3,724,121 due primarily to a reduction in business development and administrative costs due to ongoing cost reduction programs.

Interest income decreased 45% to $84,636 in the nine-month period ended September 30, 2001 from $153,051 in 2000, due primarily to the combination of decreased average cash available for investment and lower interest rates.

Three Months Ended September 30, 2001 Compared to
-------------------------------------------------
Three Months Ended September 30, 2000
-------------------------------------


For the three months ended September 30, 2001, the Company's total revenues increased 11% to $5,381,047 from $4,857,528 in the same period in 2000. The net loss for the current period decreased 80% to $152,334 from $769,830 in the third quarter of 2000. The basic and diluted net loss per share was $0.04 in the third quarter of 2001 as compared to $0.19 in the same period in 2000. The Company's net loss in the third quarter of 2001 declined from the same period in 2000 primarily due to increased revenue and improved margins in its commercial operations segment.

Commercial revenues in the third quarter of 2001 increased 10% to $4,978,616 from $4,539,493 in the same period in 2000. The increase in commercial revenues was due to increased revenue from commercial systems.

Revenues from corporate research and development contracts increased in the three-month period ended September 30, 2001 by 27% to $402,431 from $318,035 in 2000. Revenues increased primarily due to an increased number of government projects awarded in mid 2001 and in process during the third quarter of 2001.

Total costs and expenses decreased 2% to $5,549,192 in the three-month period ended September 30, 2001 from $5,680,208 in the same period in 2000. The cost of commercial operations decreased 2% to $3,909,955 during the third quarter of 2001 from $3,991,329 in the same period in 2000 due primarily to improved margins. The Company's gross profit margin for its commercial operations segment increased to 21% for the three month period ended September 30, 2001 from 12% for the same period in 2000, which was primarily due to product mix, better absorption of fixed costs and a reduction in work passed through to subcontractors. Research and development expenses decreased 13% to $395,275 during the third quarter of 2001 from $455,575 in the same period in 2000 due primarily to a decrease in labor costs. Marketing, general and administrative expenses increased 1% to $1,243,962 from $1,233,304 due primarily to an increase in business development costs.

Interest income decreased 64% to $19,653 in the three-month period ended September 30, 2001 from $53,976 in 2000, due primarily to the combination of decreased average cash available for investment and lower interest rates.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services and biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At September 30, 2001, the Company had cash and cash equivalents of $2,278,253 and working capital of $3,095,513. Cash and cash equivalents decreased $1,547,753 from December 31, 2000 to September 30, 2001 due primarily to cash used in operations of $1,344,799 and capital expenditures of $198,785.

From December 31, 2000 to September 30, 2001, accounts receivable increased by $1,437,056 primarily due to clients paying at a slightly slower pace in 2001 than at the end of 2000. In the same period, accounts payable decreased by $94,770 due to reduced expense levels as well as shifts in the timing of project expenses. At September 30, 2001, the Company had $3,002,267 in reserve for claim adjustments and warranties, $2,825,403 of which is available with respect to potential PECFA claim adjustments related to approximately $36 million in unsettled PECFA submittals and $176,864 of which is available with respect to potential warranty claims and other contract issues.

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



                              ENVIROGEN, INC.
                              (Registrant)



Date:  November 6, 2001       By: /s/ Robert S. Hillas
                                  --------------------
                                  Robert S. Hillas
                                  President and Chief Executive Officer


                              By: /s/ Mark J. Maten
                                  -----------------
                                   Mark J. Maten
                                   Vice President, Finance
                                   and Chief Financial Officer