Form 10-K
period 2001-12-31
ENVIROGEN INC
filed 2002-03-22
CIK 863815

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File No. 0-20404
December 31, 2001

                                 ENVIROGEN, INC.
                                  (Registrant)

          Delaware                                         22-2899415
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

     4100 Quakerbridge Road
        Lawrenceville, NJ                                         08648
--------------------------------                         -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of February 22, 2002 was approximately $2,729,888. (Reference is made to p. 14 herein for a statement of the assumptions upon which this calculation is based.)

     The number of shares of the registrant's Common Stock outstanding as of February 22, 2002 was 4,005,608.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement relating to its scheduled May 23, 2002 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

Envirogen, Inc. ("Envirogen" or the "Company") is organized primarily on the basis of products and services being broken down into commercial operations and research and development services. Commercial operations is comprised of a number of business units in various locations which offer similar products and services to address the hazardous waste clean-up and treatment needs of a variety of customers throughout the United States. The Company offers products and services to provide its customers with solutions across all types of matter (soil, water and air). Many of its system and service offerings rely on advanced biological techniques that have been developed or refined by the Company. Envirogen's approach is to utilize the appropriate technology to provide its clients with the most efficient, safe and cost-effective solutions to hazardous waste cleanup and treatment needs. The developmental efforts at Envirogen focus on identifying and developing innovative techniques to address pollution problems through the isolation of naturally occurring organisms, enhancement of their performance and the design of advanced systems to optimize their activity for the biodegradation of various compounds in soil, water and air.

While the activities of the Company are principally commercial remediation and waste treatment, a portion of the activities of the Company to date have been related to research funded by corporate and governmental sponsors to determine when advanced biological treatment systems are appropriate to treat hazardous or noxious waste.

GROWTH STRATEGY

Envirogen's growth model incorporates both internal and external growth. The internal growth strategy centers on increasing sales of the Company's core products and services through the continued commercialization of its technologies in concert with focused marketing and sales efforts. To supplement its internal growth, Envirogen has extended its product and service lines and geographical presence through selective acquisitions of companies with complementary capabilities aimed at producing synergistic results. The external growth strategy also includes entering into joint ventures and collaborative marketing agreements with firms that are interested in exploring and developing alternative remediation and pollution control technologies. In connection with this strategy, in 1998 Envirogen entered into a collaborative marketing agreement with the Envirex Division of United States Filter Corporation ("US Filter") to jointly pursue opportunities in the treatment of ammonium perchlorate, a component in rocket fuel, and methyl-tert-butyl-ether ("MTBE"), a gasoline additive.

BUSINESS AREAS

Envirogen's core competency is the application of biotechnology and biocomplementary technologies combined with expertise in traditional remediation technology for both the remediation of contaminated waste sites and for the treatment of contaminated waste streams. The evolution of the Company, aided by acquisitions that have added synergistic technologies and capabilities onto its core base of expertise, is demonstrated by its increased scope of services and products offered to the marketplace and the expansion of its geographic presence. Increasingly, the Company is identifying and focusing its marketing efforts on markets that are distinguished by specific compounds such as MTBE or ammonium perchlorate. In these markets, the Company has technological solutions that offer advantages over competitive technologies. Envirogen's primary business areas are described as follows.

Soil Treatment
--------------

The majority of environmental problems are the result of the release into the environment of contaminants ranging from simple hydrocarbons to complex chlorinated compounds. Generally, the less complex the molecular make-up of a contaminant, the more easily and quickly it will be degraded by bacteria that use the contaminant as a "food source". For instance, when hydrocarbon-based compounds, such as gasoline or heating oil, are spilled onto the ground, indigenous soil bacteria are likely to be present to begin the biodegradation process. Over time, the bacteria will break down the contaminant into its core components of carbon dioxide and water. Contaminants with more complex molecular structures generally are more difficult to degrade. As molecular complexity increases, the presence of indigenous bacteria that are capable of degrading the compound is less likely, resulting in the need for intervention to enhance the degradation process. The extent of intervention ranges from the relatively subtle, such as biostimulation (stimulating indigenous bacteria) and bioaugmentation (injecting bacteria isolated in a laboratory into the subsurface), to the more conspicuous, such as excavation and transport to another location. With an understanding of the direct relationship between cost and intervention, whereby costs generally increase with added degrees of intervention, Envirogen designs solutions that employ the least amount of intervention necessary to achieve an environmentally effective and cost-efficient solution.

Depending on the specific circumstances, the remediation of contaminated soils and groundwater may be undertaken with the contamination remaining in place, or in situ, or it may require removal of material from the contaminated area(s) for ex situ disposal or destruction. In the latter case, additional costs associated with the removal process, as well as the costs associated with increased handling, treatment or storage and transport of contaminated matter, may be incurred.

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

Envirogen's full range of in situ technologies include: traditional approaches, such as soil vapor extraction and air sparging; innovative biological-based techniques, such as biostimulation and bioaugmentation; and approaches combining the two, such as biosparging and bioventing, both of which stimulate degradative microbial activity through the addition of oxygen to the subsurface. Envirogen has steadily increased its in situ capabilities both through its internal developmental efforts as well as through acquisitions of companies with technologies in this category. Envirogen's acquisition of Massachusetts-based Vapex Environmental Technologies, Inc. ("Vapex") in 1991 and Michigan-based MWR in 1996 provided it with a portfolio of proprietary in situ capabilities. The Company has developed commercial in situ capabilities for destruction of ammonium perchlorate, MTBE and trichloroethylene ("TCE"). The scope of Envirogen's economical in situ capabilities has been a major factor in Envirogen's success in receiving several contract awards from potentially responsible parties for the cleanup of Superfund sites.

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

Water Treatment
---------------

The enforcement of more rigorous water quality regulations has created a need for cost-effective systems to degrade contaminants in groundwater and plant effluent streams. The biological treatment of contaminated water streams is generally recognized as a cost-effective alternative to physical and chemical methods such as thermal, ultraviolet-based and adsorption processes.

The biological treatment of contaminated water streams relies on the destruction of chemicals by microorganisms, attached to a filter media or otherwise contained in a reactor, to catalyze chemical reactions that break down contaminants into less harmful compounds. Utilizing its knowledge of biocatalysis and advanced reactor design, the Company is able to combine efficient microorganisms with the optimum bioreactor design to achieve the destruction of a given contaminant. Envirogen's research and development has led to full-scale reactor systems for the treatment of contaminants ranging in complexity from simple hydrocarbons to complex compounds, which are more difficult to degrade. The Company has developed the following reactor designs:

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

          Examples of applications of Envirogen's FBR system include the removal of aniline and nitrobenzene from groundwater at an industrial site, the treatment of groundwater leachate on the site of a former manufactured gas plant for an electric utility and the removal of ammonium perchlorate from groundwater. According to the EPA, there are 20 states with confirmed releases in ground or surface water. There are 40 states that have confirmed perchlorate manufacturers or users based on EPA Information Request responses.

     . Membrane Bioreactor - The membrane bioreactor ("MBR") consists of a liquid-phase bioreactor coupled with a membrane clarification unit. Following the biological treatment of the contaminated stream, the contents of the bioreactor are pumped to the membrane unit where the solids and liquids are separated with clean effluent being discharged and biomass being recycled back into the bioreactor. These systems incorporate proprietary designs and certain features for which a patent was awarded in 2001. Examples of applications of Envirogen's MBRs include leachate treatment at an industrial/municipal wastewater treatment facility and process wastewater treatment at fine chemicals production facilities. The MBR is very effective in the treatment of high concentration, moderate flow-rate streams with complex or difficult to degrade compounds and with varying concentrations of different compounds.

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

A biofiltration system consists of a containment vessel ("reactor"), within which microorganisms are attached to either an organic or inorganic filter media and are used to catalyze chemical reactions that break down airborne contaminants into less harmful compounds. As a contaminated vapor stream passes through the filter bed, contaminants are transferred from the vapor to the biofilm layer and are transformed by the microorganisms. Research and numerous field trials done by Envirogen resulted in the following bioreactor technologies:

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

     . Biotrickling Filter - A biotrickling filter operates on the same principle as a biofilter but utilizes a synthetic packing material and operates with a recirculating liquid flow over the packing material. This recirculating liquid flow is initially inoculated with microorganisms that form a biofilm layer on the packing. The contaminants are transferred to, and degraded by, microorganisms present within both the recirculating liquid and the biofilm layer. The biotrickling filter is an attractive alternative for the treatment of more difficult-to-degrade compounds with the advantage of reduced system footprint and reduced operating costs as compared to more traditional technologies.

Envirogen offers a line of modular biofiltration systems and other technologies for the treatment of odors, air toxics and volatile organic compounds for specific segments of the air pollution control market. These technologies, combined with the customized biofilter and biotrickling filter designs of Envirogen, underscore Envirogen's goal to attain a leadership position in the biological air pollution control market. These products have applications in a number of industries, which include municipal waste treatment facilities, composting plants and the forest products industries. Envirogen is distinguished in this market by having completed work on numerous full-scale air system installations ranging in contract size from approximately $20,000 to $1.8 million.

TECHNOLOGY

Envirogen conducts research and development aimed at developing new, more efficient environmental technologies for the remediation of hazardous waste and for pollution control. Envirogen's technology is based on two elements: microorganisms (biocatalysts) with exceptional degradative abilities; and engineered systems, including proprietary bioreactors and processes. Envirogen has conducted extensive testing of microorganisms and bioreactors and has assembled a staff of scientists, engineers and consultants with expertise in biochemistry, molecular biology, microbiology, hydrology, chemical and mechanical engineering and systems design. During 2001, Envirogen spent approximately $1.7 million on research and development projects, approximately $1.4 million of which was funded by third parties.

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

Envirogen has isolated natural strains of bacteria that partially or completely degrade or accelerate the degradation of a number of recalcitrant hazardous wastes, including MTBE, PCBs, TCE, chloroform and other chlorinated solvents, hydrochlorofluorocarbons ("HCFCs," ozone-depleting refrigerants) and polycyclic aromatic hydrocarbons ("PAHs"). These bacteria have been isolated using specialized enrichment techniques that allow Envirogen to select, isolate and optimize the superior strains from the general population of bacteria found at contaminated sites. Envirogen has also designed and tested genetically-modified bacteria that can have several advantages over naturally occurring bacteria. These advantages include the ability to degrade wastes faster, reducing the overall cost of remediation or waste stream treatment.

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

Externally Funded Research
--------------------------

As discussed earlier, strict regulations and the prohibitive cost of traditional treatment methods have forced business and government to seek lower-cost alternatives to their hazardous waste problems. In particular, various agencies of the Federal government have been early and strong supporters of innovative technologies aimed at achieving this goal. This support is evident through the government's Small Business

Innovation Research ("SBIR") program, which awards grants of various sums to companies for specific areas of research and development. Throughout its history the Company has been awarded numerous Phase I and Phase II SBIRs for the development of advanced technologies. In 2001, the Company completed two Phase I SBIR projects, and began four other SBIR projects. The completed projects included a project to produce chiral epoxides for synthesis of high-value chemicals (patent pending) for the National Institute of Health (the "NIH"), and a project to use surfactant foams for in situ remediation of aquifers for the Environmental Protection Agency (the "EPA"). The projects initiated in 2001 included a Phase II SBIR project for in situ bioremediation of MTBE-contaminated aquifers for the National Science Foundation. In addition, the Company was awarded three Phase I SBIR grants in 2001. These include projects for the NIH to evaluate the molecular biology and biochemistry of MTBE biodegradation and a project to develop novel hydrolase enzymes for biocatalytic applications, and a project for the Department of Energy which involves the development of a biocatalytic process for converting gaseous alkanes such as propane into more useful products like alcohols and ketones. Through another DOD/EPA/DOE Strategic Environmental Research and Development Program ("SERDP"), the Company has continued development of in situ treatment technology for ammonium perchlorate-contaminated aquifers. The project was recognized as the "Project of the Year Award" by the SERDP organization. The Company also initiated another SERDP project in 2001, which involved immobilization of explosive compounds on practice ranges. The Company continued its field demonstration in California of its patented in situ MTBE bioremediation technology funded by the DOD Environmental Security Technology Certification Program. This project has been chosen to be evaluated under an EPA verification program.

The Company contracts with major corporations and government entities to conduct feasibility studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasibility studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity. With limited exceptions, the Company is not subject to any royalty or exclusive license agreements arising from its research and development contracts. See Note 10 to the Company's Consolidated Financial Statements for a description of existing license agreements.

Envirogen's research and development efforts with microorganisms and engineered systems, along with many other existing products and systems still under development, are intended to lay the scientific groundwork for safer, more responsive commercial applications. The desired result is a cleaner environment achieved at a cost that is reasonable for government and industry.

MARKETING

The Company's products and services are marketed to customers by a direct sales force, independent manufacturer representatives, and the Company's technical staff. Once a potential client or project opportunity is identified, the Company uses its expertise in a variety of disciplines as appropriate to provide specific solutions to meet an individual client's needs.

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

Under the Toxic Substances Control Act ("TSCA"), the EPA has the authority to regulate the use of chemicals for commercial purposes. A premanufacture notice ("PMN") is required to be filed with the EPA 90 days in advance of the manufacture for commercial purposes of any "new" chemical substance. To date, the EPA has not asserted that isolated strains of naturally-occurring microorganisms are chemical substances under TSCA. Since 1986, however, genetically-modified microorganisms, with certain limited exceptions, have been considered "new" chemical substances by the EPA. As a result, any manufacture of genetically-modified microorganisms that Envirogen may consider in the future for commercial use or the release of genetically-modified microorganisms into the environment will require the filing of a PMN, subject Envirogen to the EPA's premanufacturing review process and require the development of risk assessment information. Depending on the nature of the microorganism, this process may be time-consuming and costly. Envirogen has been advised by the EPA that Envirogen's proposed use of genetically-modified microorganisms in a bioreactor is a "contained" use for purposes of research and development. In April 1997, the EPA adopted regulations for its TSCA biotechnology program that define the criteria under which the use of genetically-modified microorganisms in a bioreactor will be considered "contained." Envirogen believes the time and cost of obtaining EPA approval for its commercial systems may be reduced as a result of the EPA's regulations for its TSCA biotechnology program. Envirogen continues to monitor regulatory approvals required by the EPA under TSCA and by various state and local authorities related to Envirogen's potential use of genetically-modified bacteria.

Recombinant DNA research conducted with grants from the NIH must comply with the NIH's Guidelines for Research Involving Recombinant DNA Molecules (the "Guidelines"). Although compliance with the Guidelines is not currently mandated for entities that do not receive any NIH funding, Envirogen has conducted its research involving genetically-modified microorganisms in compliance with the Guidelines. The Guidelines prohibit or restrict certain recombinant DNA experiments, set forth levels of biological and physical containment of recombinant DNA molecules for various types of research and require that institutional biosafety committees, composed of representatives of Envirogen and the public, approve certain experiments before they are initiated.

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

Envirogen's biodegradation systems, whether used at a hazardous waste generator's facility or at a hazardous waste site, also may be subject to permitting under the Resource Conservation and Recovery Act ("RCRA") as a Treatment, Storage or Disposal Facility ("TSD facility"). The field demonstration of a bioreactor system may also require a permit under RCRA. Obtaining a TSD facility permit can be a time-consuming and expensive process, requiring considerable documentation, including process information, waste specifications and information regarding compliance assessments, security procedures, emergency plans and insurance, as well as local public hearings. Local public opposition may delay the issuance of a TSD facility permit for a number of years or even cause the EPA to deny the permit.

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

COMPETITION

The environmental remediation industry is highly fragmented and competitive. The Company competes primarily on the basis of value by using its technologies and creative approaches to provide remediation solutions that are more cost effective than alternative approaches. Competitors include engineering and construction firms, environmental management service firms and specialized technology companies, including companies focusing on developing advanced biological remediation technologies similar to Envirogen's technologies. As technological advances are made and become more widely known, the larger environmental firms may acquire these companies and technologies and offer such technologies as part of an overall solution to a hazardous waste remediation project. Because these companies have significantly greater financial resources than Envirogen and can offer a wider range of services, Envirogen may be at a competitive disadvantage.

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

In addition, there are a significant number of companies that offer soil vapor extraction, air sparging, bioventing, and related remediation services. The EPA has rated soil vapor extraction as one of the top innovative technologies. Changes in governmental regulations, the enforcement of regulations or advances in technology may result in a decrease in the demand for these services or affect the competitive environment in which Envirogen operates.

EMPLOYEES

As of December 31, 2001, Envirogen had 144 full-time employees, including 86 in engineering, 16 in research and development, 31 in administration and finance and 11 in marketing. Doctoral degrees are held by 11 employees and encompass the disciplines of biochemistry, molecular biology, chemical engineering, environmental engineering, hydrogeology, microbiology and microbial physiology. Each of Envirogen's key employees is subject to a confidentiality agreement with Envirogen covering Envirogen's processes and plans relating to its business and activities. Envirogen is not subject to any collective bargaining agreements and believes that its relationship with its employees is excellent.

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

ITEM 2.   PROPERTIES

The Company's headquarters is located in Lawrenceville, New Jersey, where it leases 40,200 square feet of office space for its administrative, research and pilot facilities and for its commercial operations. The Company also leases an aggregate of approximately 42,200 square feet of office and warehouse space for its administrative and commercial operations in Illinois, Massachusetts, Michigan and Wisconsin. Management believes that the Company's facilities are adequate and suitable for its current and proposed operations for the immediately foreseeable future.

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

   Name                  Age                            Position
   ----                  ---                            --------
Robert S. Hillas         53            President, Chief Executive Officer and
                                         Chairman of the Board
Mark J. Maten            44            Vice President Finance and Chief
                                         Financial Officer
David N. Enegess         55            Vice President National Group
Richard W. Schowengerdt  46            Vice President Wisconsin Operations
Stewart H. Abrams        43            Vice President Eastern Operations

Robert S. Hillas, President, Chief Executive Officer and Chairman of the Board, joined the Company in April 1998. Mr. Hillas served as a Managing Director and a member of E.M. Warburg, Pincus & Co., L.L.C. ("Warburg"), a specialized investment firm, and its predecessors from 1993 until April 1998. Mr. Hillas served as Warburg's nominee director to the Company from April 1997 to April 1998. Mr. Hillas is also a director of ATMI, Inc. Mr. Hillas received a B.A. in mathematics from Dartmouth College and a Masters in Business Administration from Stanford University.

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

Stewart H. Abrams was named Vice President Eastern Operations in May 2001. Mr. Abrams served as Vice President MA/MI/NJ/IL Operations from August 2000 until May 2001 and prior thereto as Mid-Atlantic Operations Manager since January 1994. Prior to joining the Company in October 1992, Mr. Abrams served most recently as a Section Manager for BCM Engineers Inc., a large environmental consulting firm. He is a registered Professional Engineer in New Jersey, Pennsylvania and New York. Mr. Abrams received a B.A. in Political Science, a B.S. in Civil Engineering and a Masters in Environmental Sciences from Rutgers University.

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

2001                   HIGH          LOW
----                   ----          ---
1st Quarter           $1.38         $0.97
2nd Quarter           $1.18         $0.90
3rd Quarter           $1.45         $0.88
4th Quarter           $1.80         $0.90

2000
----
1st Quarter           $6.25         $1.56
2nd Quarter           $3.94         $2.03
3rd Quarter           $2.63         $1.56
4th Quarter           $2.13         $0.72

The closing price for the Common Stock on February 22, 2002 was $1.13. For purposes of calculating the aggregate market value of the shares of Common Stock of the Company held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors and executive officers of the Company and stockholders owning 10% or more of outstanding shares. However, this should not be deemed to constitute an admission that all such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of the Company's securities by executive officers, directors and principal stockholders will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

The number of stockholders of record as of February 8, 2002 was 199, which includes stockholders whose shares were held in nominee name. The number of beneficial stockholders at that date was over 1,300.

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

Summary of Operations
                                                    Years Ended December 31,
                              -------------------------------------------------------------------------
                                  2001            2000          1999         1998/(1)/       1997/(2)/
                              ------------    -----------    -----------    -----------    ------------
Revenues                       $20,437,105    $20,339,401    $24,049,968    $26,220,877    $25,769,509
Costs and expenses              21,487,231     22,585,697     25,601,135     52,541,064     28,885,818
Interest, net                       84,072        193,169        134,765        159,277        210,573
Equity in (loss) income of
   joint ventures                        -              -           (393)        13,688       (210,497)
Other, net                               -          1,966         (7,604)        (3,804)        26,047
                              ------------    -----------    -----------   ------------    ------------
Loss before income taxes          (966,054)    (2,051,161)    (1,424,399)   (26,151,026)    (3,090,186)
Income tax benefit                 480,415              -              -             -               -
                              ------------   ------------    -----------   ------------    ------------
Net loss                      $   (485,639)  $ (2,051,161)   $(1,424,399)  $(26,151,026)   $(3,090,186)
                              ============   ============    ===========   ============    ============

Basic and diluted net
   loss per share                   ($0.12)        ($0.52)         ($.36)        ($6.64)        ($0.93)
                              ============    ===========    ===========   ============    ============

Summary of Financial Position
                                                                December  31,
                              -------------------------------------------------------------------------

                                  2001           2000            1999          1998        1997/(2)/
                              ------------    -----------    -----------    -----------    ------------
Total assets                   $11,759,620    $12,266,296    $16,370,865    $17,945,879    $42,727,012
Working capital                  3,168,634      3,212,674      4,786,503      5,151,482      8,099,057
Long-term obligations                6,057         11,800              -          4,644         12,671
Stockholders' equity             4,701,084      5,111,223      7,093,390      8,461,789     33,992,254

--------------------

/(1)/ Costs and expenses for 1998 includes a non-cash charge of $21,670,028 representing the impairment of goodwill associated with the FMI acquisition.
/(2)/ The financial data for 1997 includes the results of operations of FMI
      (acquired April 10, 1997) from the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto included in this report.

Certain statements made herein are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties that may cause results to differ materially from those set forth in these statements. In particular, unanticipated changes in the economic, competitive, governmental, technological, marketing or other factors identified herein and in the Company's other filings with the Securities and Exchange Commission could affect such results.

GENERAL
-------

The Company has received most of its revenue from commercial remediation services and systems, which includes revenue attributable to traditional remediation services such as soil vapor extraction and air sparging as well as revenue attributable to advanced biological water treatment systems and biofilters. In addition, a portion of the Company's revenue to date has been derived from research funded largely by corporate and governmental sponsors to develop cost effective advanced biological treatment systems. Revenues from these advanced treatment technologies are still in the early stages of commercial development, and additional expenditures by the Company will be required for continued research and development and expanded marketing activities. The amount and timing of such expenditures cannot be predicted and will vary depending on several factors, including the progress of development and testing, funding from third parties, the level of enforcement of environmental regulations by federal and state agencies, technological advances, changing competitive conditions and determinations with respect to the commercial potential of the Company's systems.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions (see Note 2 to the Company's Consolidated Financial Statements) that affect the reported amounts of assets and liability and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management believes the following represents its critical accounting policies.

Revenue Recognition

Revenue from certain contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the pecentage-of-completion method, measured by the percentage of costs incurred over the estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Reserves for Claim Adjustments and Warranties

The Company reserves for potential amounts that it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA-related revenue dollar a reserve is established to cover amounts that may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. The DCOM review process may not be completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has in a number of cases reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate. The Company also provides for potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises. If actual failure rates differ from the Company's estimates, revisions to the estimated warranty liability may be required.

RESULTS OF OPERATIONS
---------------------

2001 COMPARED TO 2000
---------------------

For the year ended December 31, 2001, the Company's total revenues increased one half of one percent to $20,437,105 from $20,339,401 in 2000. The net loss decreased 76% to $485,639 in 2001 from $2,051,161 in 2000, while the basic and diluted net loss per share was $0.12 in 2001 compared to $0.52 in 2000. The Company's net loss in 2001 declined from 2000 primarily due to increased revenue in its commercial operations, improved margins in commercial operations and the sale of a portion of the Company's State of New Jersey net operating loss carryforwards under a state tax benefit program, which resulted in a net tax benefit recognized by the Company of $480,415.

Commercial operations revenues (net of reserves for ineligible PECFA claims) increased 2% in 2001 to $19,071,464 from $18,723,719 in 2000. The increased commercial revenues are due primarily to increased systems related revenue offset by a decrease in remediation services revenue.

Revenues from corporate research and development services decreased in 2001 by 15% to $1,365,641 from $1,615,682 in 2000. Revenues decreased primarily due to the timing of work associated with Phase II government projects and to the fewer number of projects in process in early 2001 as compared to 2000.

Total costs and expenses decreased to $21,487,231 in 2001 from $22,585,697 in 2000. The cost of commercial operations decreased 5% to $15,013,577 during 2001 from $15,773,287 in 2000 due primarily to improved project margins. Research and development expenses decreased 16% to $1,689,310 during 2001 from $2,001,165 in 2000 as a result of lower revenue levels. Marketing, general and administrative expenses decreased 1% to $4,784,344 from $4,811,245 due primarily to continuing cost-reduction efforts.

Interest income decreased 54% to $94,727 in 2001 from $205,538 in 2000, due primarily to the decreased average cash available for investment and lower interest rates.

2000 COMPARED TO 1999
---------------------

For the year ended December 31, 2000, the Company's total revenues decreased 15% to $20,339,401 in 2000 from $24,049,968 in 1999. The net loss increased 44%
to $2,051,161 in 2000 from $1,424,399 in 1999, while the basic and diluted net loss per share was $0.52 in 2000 compared to $0.36 in 1999.

Commercial operations revenues (net of reserves for ineligible PECFA claims) decreased 11% in 2000 to $18,723,719 from $21,114,503 in 1999. The decreased commercial revenues are due primarily to reduced revenue in the Wisconsin Division under the PECFA program related to the adoption of the Emergency Rules in April 1998.

Revenues from corporate research and development services decreased in 2000 by 45% to $1,615,682 from $2,935,465 in 1999. Revenues decreased primarily due to the timing of work associated with Phase II government projects and to the fewer number of projects as compared to 1999.

Total costs and expenses decreased to $22,585,697 in 2000 from $25,601,135 in 1999. The cost of commercial operations decreased 12% to $15,773,287 during 2000 from $17,973,543 in 1999 due primarily to decreased revenue levels and slightly improved project margins. Research and development expenses decreased 33% to $2,001,165 during 2000 from $2,981,959 in 1999 as a result of lower revenue levels. Marketing, general and administrative expenses increased 4% to $4,811,245 from $4,645,633 due primarily to increased marketing costs as a result of increased marketing efforts.

Interest income increased 38% to $205,538 in 2000 from $148,531 in 1999, due primarily to the increased average cash available for investment and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At December 31, 2001, the Company had cash and cash equivalents of $2,819,028 and working capital of $3,168,634. Cash and cash equivalents decreased $1,006,978 from December 31, 2000 to December 31, 2001 due primarily to cash used in operations of $759,518 and capital expenditures of $242,691.

From December 31, 2000 to December 31, 2001, net accounts receivable increased by $1,242,716 primarily as a result slower payment of invoices by customers in 2001 than had been experienced in 2000. In the same period, accounts payable remained approximately the same. At December 31, 2001, the Company had $3,063,250 in reserve for claim adjustments and warranties, $2,772,737 of which is available for potential PECFA claim adjustments related to approximately $35 million in unsettled PECFA submittals and $290,513 of which is available for potential systems warranty claims and other contract issues.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

The Company is party to a note payable as well as various operating leases at December 31, 2001. These contractual obligations are summarized below. The Company has no other contractual obligations or commercial commitments at December 31, 2001.

-------------------------------------------------------------------------------------------------------------
Contractual Obligations                                     Payment Due by Period
-------------------------------------------------------------------------------------------------------------
                                 Total          2002           2003         2004        2005       Thereafter
-------------------------------------------------------------------------------------------------------------
Long term note payable      $    11,369    $   5,312      $   5,580    $     477    $     -     $      -
-------------------------------------------------------------------------------------------------------------
Noncancelable operating
leases                        2,559,267    1,097,163        946,178      515,125         801            0
-------------------------------------------------------------------------------------------------------------

The contractual obligations relate to office, laboratory and pilot plant facilities, as well as vehicles and office equipment. All obligations expire prior to 2006. The leases include escalation clauses and require that the Company pay for certain operating costs. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases.

OTHER MATTERS
-------------

As of December 31, 2001, the Company had a net operating loss carry forward of approximately $28 million for federal income tax reporting purposes available to offset future taxable income, if any, through 2021. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations" ("SFAS 141"), and 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Under the provisions of SFAS 142, which will be effective for fiscal years beginning after December 15, 2001, the cost of certain of the Company's indefinite-lived intangible assets will no longer be subject to amortization, but instead will be periodically reviewed for impairment. Upon adoption, the Company does not expect the earnings and financial position to be impacted by the required impairment tests of goodwill and other indefinite-lived intangible assets.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement will be effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model, based upon the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ", for long-lived assets to be disposed of by sale and to address significant implementation issues. The implementation of SFAS 144 is not expected to have any impact on the Company's consolidated results of operations, financial position and cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to financial market risks, including changes in interest rates. At December 31, 2001, all available excess funds are cash or cash equivalents whose value is not subject to changes in interest rates. The Company currently holds no derivative instruments and does not earn foreign-source income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      ENVIROGEN, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                           -------------------------------------
                                                                                 2001                2000
                                                                           -----------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 2,819,028         $ 3,826,006
   Accounts receivable, net of allowance for doubtful
      accounts of $565,567 in 2001 and $795,852 in 2000                         5,301,239           4,058,523
   Unbilled revenue                                                             1,641,683           2,170,510
   Prepaid expenses and other current assets                                      459,163             300,908
                                                                           -----------------    ----------------
      Total current assets                                                     10,221,113          10,355,947

Property and equipment, net                                                       761,375             957,335
Intangible assets, net                                                            619,945             768,141
Other assets                                                                      157,187             184,873
                                                                           -----------------    ----------------
    Total assets                                                              $11,759,620         $12,266,296
                                                                           =================    ================
LIABILITIES
Current liabilities:
   Accounts payable                                                           $ 2,527,091         $  2,508,738
   Accrued expenses and other liabilities                                       1,065,403            1,064,653
   Reserve for claim adjustments and warranties                                 3,063,250            3,210,622
   Deferred revenue                                                               391,423              354,222
   Current portion of long-term note payable                                        5,312                5,038
                                                                           -----------------    ----------------
     Total current liabilities                                                  7,052,479            7,143,273

Long-term note payable, net of current portion                                      6,057               11,800
                                                                           -----------------    ----------------
     Total liabilities                                                          7,058,536            7,155,073
                                                                           -----------------    ----------------
Commitments and contingencies (see Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value (2,000,000 shares
  authorized; none issued)
Common stock, $.01 par value (50,000,000 shares
  authorized; 4,015,525 and 3,982,353 issued at
  December 31, 2001 and 2000, respectively)                                         40,155              39,824
Additional paid-in capital                                                      59,871,287          59,796,118
Accumulated deficit                                                            (55,204,408)        (54,718,769)
Less:  Treasury stock, at cost (9,917 shares at
  December 31, 2001 and 2000)                                                       (5,950)             (5,950)
                                                                           -----------------    ----------------
    Total stockholders' equity                                                   4,701,084           5,111,223
                                                                           -----------------    ----------------
    Total liabilities and stockholders' equity                                $ 11,759,620        $ 12,266,296
                                                                           =================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended December 31,
                                                 --------------------------------------------------
                                                    2001                 2000              1999
                                                 ------------       --------------     ------------
Revenues:
  Commercial operations                          $ 19,071,464       $  18,723,719      $ 21,114,503
  Research and development services                 1,365,641           1,615,682         2,935,465
                                                 ------------       --------------     ------------

     Total revenues                                20,437,105          20,339,401        24,049,968
                                                 ------------       --------------     ------------

Cost of commercial operations                      15,013,577          15,773,287        17,973,543
Research and development costs                      1,689,310           2,001,165         2,981,959
Marketing, general and administrative expenses      4,784,344           4,811,245         4,645,633
                                                 ------------       --------------     ------------

     Total costs and expenses                      21,487,231          22,585,697        25,601,135
                                                 ------------       --------------     ------------
Other income (expense):
  Interest income                                      94,727             205,538           148,531
  Interest expense                                    (10,655)            (12,369)          (13,766)
  Equity in loss of joint venture                          -                   -               (393)
  Other, net                                               -                1,966            (7,604)
                                                 ------------       --------------     ------------
     Other income, net                                 84,072             195,135           126,768
                                                 ------------       --------------     ------------

Loss before income taxes                             (966,054)         (2,051,161)       (1,424,399)

Income tax benefit                                    480,415                  -                 -
                                                 ------------       --------------     ------------
Net loss                                         $   (485,639)      $  (2,051,161)      $(1,424,399)
                                                 ============       ==============     ============

Basic and diluted net loss per share                   ($0.12)             ($0.52)           ($0.36)
                                                 ============       ==============     ============

Weighted average number of shares of
   Common Stock used in computing basic
   and diluted net loss per share                   3,995,209           3,969,785         3,965,951
                                                 ============       ==============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                          Common Stock           Additional                          Treasury Stock
                                     ---------------------         Paid-in          Accumulated   ---------------------
                                       Shares      Amount          Capital           Deficit        Shares     Amount
                                     ----------  ---------     ---------------   ---------------  ----------  ---------
Balance at December 31, 1998         3,975,868    $39,759        $59,671,189      ($51,243,209)    (9,917)     ($5,950)

Net loss                                                                            (1,424,399)
Deferred fees                                                         56,000
                                     ----------  ---------     ---------------   ---------------  ----------  ---------
Balance at December 31, 1999         3,975,868    $39,759        $59,727,189      ($52,667,608)    (9,917)     ($5,950)

Net loss                                                                            (2,051,161)
Deferred fees                                                         66,000
Issuance under Deferred Fee Plan         5,137         51                (51)
Exercise of stock options                1,248         13              2,981
Other                                      100          1                 (1)
                                     ----------  ---------     ---------------   ---------------  ----------  ---------
Balance at December 31, 2000         3,982,353    $39,824        $59,796,118      ($54,718,769)    (9,917)     ($5,950)

Net loss                                                                              (485,639)
Deferred fees                                                         75,500
Issuance under Deferred Fee Plan        33,172        331               (331)
                                     ----------  ---------     ---------------   ---------------  ----------  ---------
Balance at December 31, 2001         4,015,525    $40,155        $59,871,287      ($55,204,408)    (9,917)     ($5,950)
                                     ==========  =========     ===============   ===============  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                  2001             2000            1999
                                                                            ---------------   -------------   --------------
Cash flows from operating activities:
 Net loss                                                                     $  (485,639)     $(2,051,161)    $ (1,424,399)
 Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                   586,109          725,601          796,792
  Provision for claim adjustments and warranties                                  279,985          146,782          393,148
  Provision for doubtful accounts                                                (117,256)         131,042          312,280
  Deferred fees                                                                    75,500           66,000           56,000
  Equity in loss of joint venture                                                       -                -              393
  Other                                                                                38           (1,966)           7,604

 Changes in operating assets and liabilities:
   Accounts receivable                                                         (1,125,460)       1,716,516          109,238
   Unbilled revenue                                                               528,827          958,237          899,436
   Prepaid expenses and other current assets                                     (158,255)         200,263          395,297
   Restricted cash                                                                      -                -          309,300
   Other assets                                                                    27,686           35,736           22,679
   Accounts payable                                                                18,353       (1,683,285)         750,909
   Accrued expenses and other liabilities                                             750          122,390         (282,596)
   Reserve for claim adjustments and warranties                                  (427,357)        (532,296)        (947,145)
   Deferred revenue                                                                37,201         (188,187)        (216,651)
                                                                            --------------    -------------   --------------
   Net cash (used in) provided by operating activities                           (759,518)        (354,328)       1,182,285
                                                                            --------------    -------------   --------------

Cash flows from investing activities:
 Capital expenditures                                                            (242,691)        (343,990)        (245,485)
 Proceeds from the dissolution of joint venture                                         -                -          174,653
 Proceeds from sale of property and equipment                                         700            1,966           15,838
                                                                            --------------    -------------   --------------
   Net cash used in investing activities                                         (241,991)        (342,024)         (54,994)
                                                                            --------------    -------------   --------------

Cash flows from financing activities:
 Debt repayment                                                                    (5,469)          (3,971)               -
 Capital lease principal repayments                                                     -           (4,644)          (7,222)
 Net proceeds from exercise of stock options                                            -            2,994                -
                                                                            ---------------   -------------   --------------
   Net cash used in financing activities                                           (5,469)          (5,621)          (7,222)
                                                                            ---------------   -------------   --------------

Net (decrease) increase in cash and cash equivalents                           (1,006,978)        (701,973)       1,120,069

Cash and cash equivalents at beginning of year                                  3,826,006        4,527,979        3,407,910

                                                                            ---------------   -------------   -------------
Cash and cash equivalents at end of year                                      $ 2,819,028      $ 3,826,006     $  4,527,979
                                                                            ===============   =============   =============

Supplemental disclosures of cash flow information:
--------------------------------------------------
 Cash paid for interest                                                       $    10,609      $    12,421     $     20,925
                                                                            ===============   =============   =============
 Cash paid (refunded) for income taxes                                        $     1,720      $    (1,565)    $     (7,264)
                                                                            ===============   =============   =============


Supplemental disclosures of non-cash investing and financing activities:
------------------------------------------------------------------------
 The Company financed a capital expenditure through a note payable amounting to $20,809 in 2000.

The accompanying notes are an integral part of these consolidated financial statements.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

1.   BUSINESS AND ORGANIZATION
     -------------------------

     Envirogen, Inc. ("Envirogen" or the "Company") offers systems and services to remove pollutants from the air, water and soil. Many of its system and service offerings rely on advanced biological techniques, developed or refined by the Company.

     The Company has received most of its revenue from commercial remediation services and systems, which includes revenue attributable to traditional remediation services such as soil vapor extraction and air sparging as well as revenue attributable to advanced biological water treatment systems and biofilters. In addition, a portion of the Company's revenue to date has been derived from research funded largely by corporate and governmental sponsors to develop cost effective advanced biological treatment systems. Revenues from these advanced treatment technologies are still in the early stages of commercial development, and additional expenditures by the Company will be required for continued research and development and expanded marketing activities. The Company is subject to a number of other risks similar to those of other companies in similar stages of development, including but not limited to losses to date, future capital needs, dependence on key personnel, competition, risk of technological obsolescence, governmental regulations and approvals and limited manufacturing and marketing capabilities.

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

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

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

     INTANGIBLE ASSETS

     Intangible assets are recorded at cost and are amortized using the straight-line method over their estimated useful lives, ranging from 5 to 10 years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows. Under the provisions of SFAS 142, which will become effective for the Company on January 1, 2002, the cost of the Company's indefinite-lived intangible assets will no longer be subject to amortization, but instead will be periodically reviewed for impairment.

     RESERVES FOR CLAIM ADJUSTMENTS AND WARRANTIES

     The Company reserves for potential amounts that it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA-related revenue dollar a reserve is established to cover amounts that may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. The DCOM review process may not be completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has in a number of cases reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. At December 31, 2001, the Company had $2,772,737 in reserves with respect to potential ineligible claims related to approximately $35 million in claims that had not yet been fully reviewed by DCOM. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate.

     The Company also had $290,513 in reserves at December 31, 2001 with respect to potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

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

     Balances billed but not paid by customers pursuant to retainage provisions in contracts will be due upon completion of the contracts and acceptance by the owner. The retainage balance at December 31, 2001 of $20,279 is expected to be collected within the next 12 months.

     An allowance for doubtful accounts has been established based on management's assessment of the collectibility of all amounts billed and unbilled (including amounts subject to retainage) as of December 31, 2001.

     RESEARCH AND DEVELOPMENT

     All costs relating to research and development activities are expensed as incurred.

     PER SHARE DATA

     Basic per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Since the Company incurred net losses for all periods presented, both basic and diluted per share calculations are the same. Accordingly, options, warrants and other rights to purchase 714,158, 615,777 and 499,719 shares of common stock that were outstanding at December 31, 2001, 2000 and 1999, respectively, were not included in diluted per share calculations, as their effect would be antidilutive.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               -----------------

     SEGMENT INFORMATION

     The Company discloses its segment information using the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company also provides disclosures about products and services, geographic areas and major customers (see Note 13).

     IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, "Business Combinations" ("SFAS 141"), and 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Under the provisions of SFAS 142, which will be effective for fiscal years beginning after December 15, 2001, the cost of certain of the Company's indefinite-lived intangible assets will no longer be subject to amortization, but instead will be periodically reviewed for impairment. Upon adoption, the Company does not expect the earnings and financial position to be impacted by the required impairment tests of goodwill and other indefinite-lived intangible assets.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement will be effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model, based upon the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ", for long-lived assets to be disposed of by sale and to address significant implementation issues. The implementation of SFAS 144 is not expected to have any impact on the Company's consolidated results of operations, financial position and cash flow.

     INCOME TAXES

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 6).

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

3.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment, net at December 31, 2001 and 2000 consisted of the following:

                                                 2001                   2000
                                             -----------            -----------
     Computer equipment                       $  843,628             $  761,116
     Acquired computer software                  560,431                557,630
     Vehicles                                     58,109                 63,109
     Laboratory and field equipment            2,820,748              2,783,805
     Equipment and vehicles under
        capital leases                           598,975                598,975
     Furniture and office equipment              688,315                675,228
     Leasehold improvements                      608,972                599,538
     Construction in progress                     67,573                  4,850
                                             -----------            -----------
                                               6,246,751              6,044,251
     Less: Accumulated depreciation and
        amortization                           5,485,376              5,086,916
                                             -----------            -----------
                                              $  761,375             $  957,335
                                             ===========            ===========

     Accumulated amortization on equipment under capital leases amounted to $598,975 at December 31, 2001 and 2000. Depreciation expense amounted to $424,876, $520,124, and $548,786 for the years ended December 31, 2001,
     2000 and 1999, respectively. Amortization expense on equipment under capital leases and leasehold improvements amounted to $13,037, $15,902, and $22,698 for the years ended December 31, 2001, 2000 and 1999, respectively. No interest has been capitalized in 2001, 2000 or 1999.

4.   INTANGIBLE ASSETS
     -----------------

     Intangible assets, net at December 31, 2001 and 2000 consisted of the following:

                                                 2001                  2000
                                            ------------           ------------
     Goodwill                                $ 1,431,700            $ 1,431,700
     Patents                                     222,611                222,611
     Covenant not to compete                     232,000                232,000
                                            ------------           ------------
                                               1,886,311              1,886,311
     Less: Accumulated amortization            1,266,366              1,118,170
                                            ------------           ------------
                                             $   619,945            $   768,141
                                            ============           ============

     Amortization expense for intangible assets amounted to $148,196, $189,575, and $225,308 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

5.   ACCRUED EXPENSES AND OTHER LIABILITIES
     --------------------------------------

     Accrued expenses and other liabilities at December 31, 2001 and 2000 consisted of the following:

                                                  2001                 2000
                                              ------------         ------------
     Salaries, benefits and payroll taxes      $   694,070          $   607,006
     Taxes                                         272,189              245,992
     Joint venture distribution                      2,996              103,938
     Professional fees                              78,300               92,063
     Other                                          17,848               15,654
                                              ------------         ------------
                                               $ 1,065,403          $ 1,064,653
                                              ============         ============

6.   INCOME TAXES
     ------------

     The Company has provided a full valuation allowance against the net deferred tax assets due to the uncertainty of realization. The change in the valuation allowance for the years ended December 31, 2001 and 2000 was a decrease of $878,229 and an increase of $2,180,225, respectively.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                            2001                    2000
                                         Deferred Tax            Deferred Tax
                                      Assets (Liabilities)    Assets (Liabilities)
                                    --------------------      --------------------
     Accrued liabilities               $  1,148,970                $  1,210,328
     Contract reserve                        49,474                      54,910
     Depreciation                           135,767                     122,133
     Amortization                           139,396                     127,198
     Bad debts                              192,293                     270,590
     Net operating loss - federal         9,573,242                   9,352,828
     State taxes                          2,472,281                   3,451,665
     Tax credits                            297,187                     297,187
                                       -------------               ------------
        Total                            14,008,610                  14,886,839
     Valuation allowance - federal      (11,536,329)                (11,435,174)
     Valuation allowance - state         (2,472,281)                 (3,451,665)
                                       -------------               -------------
     Total net deferred taxes          $          0                $          0
                                       =============               =============

     As of December 31, 2001, the Company had a net operating loss carryforward of approximately $28,000,000 for Federal income tax purposes which is available to offset future taxable income, if any, between the years
     2002 and 2021. The timing and manner in which these losses may be utilized are limited to approximately $1,700,000 per year based on preliminary calculations of ownership changes to date under Internal Revenue Code
     Section 382.

     In 2001, under a program in place in the State of New Jersey, the Company sold a portion of its available New Jersey net operating loss tax benefits related to losses incurred in prior years. The net amount received by the Company was $480,415 and is presented as an income tax benefit on the statement of operations for the period ended December 31, 2001.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

7.   CAPITAL STOCK
     -------------

     COMMON STOCK

     In May 1999, the Company adopted the "Deferred Fee Plan for Non-Employee Directors" ("Deferred Fee Plan"). Under the terms of the Deferred Fee Plan, non-employee directors of the Company can defer receipt of all quarterly and meeting fees and permit such deferred fees to be credited to stock accounts. These stock accounts accumulate shares of the Company's Common Stock at the fair market price of the Common Stock for each deferral date equivalent to the value of fees earned. There were cumulative deferred fees of $141,000 for 117,069 shares of common stock at December 31, 2001, $114,000 for 75,982 shares of common stock at December 31, 2000 and $56,000 for 42,083 shares of common stock at December 31, 1999. The Company issued 33,172 and 5,137 shares of common stock to former non-employee directors from their stock accounts in 2001 and 2000, respectively.

8.   OPTIONS AND WARRANTS
     --------------------

     In May 2000, the Company adopted the 2000 Incentive Stock Option and Non-Qualified Stock Option Plan (the "2000 Plan"), which expires on February 28, 2010. Under the terms of the 2000 Plan, the Company's Compensation Committee is authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 350,000 shares of Common Stock. Standard provisions of the 2000 Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 2001, there were 225,250 additional options available for grant under the 2000 Plan.

     In May 1993, the Company adopted the 1993 Directors' Non-Qualified Stock Option Plan (the "1993 Plan"), which expires in May 2003. Under the amended terms of the 1993 Plan, an option to purchase 2,500 shares of Common Stock shall be automatically granted to each new Non-Employee Director on the day the Non-Employee Director is first elected as a member of the Board of Directors. Thereafter, an option to purchase 834 shares of Common Stock shall be granted on June 1 of each year to each Non-Employee Director who is elected at subsequent annual meetings of stockholders, except that a Non-Employee Chairman of the Board shall be granted an option to purchase 1,250 instead of 834 shares of Common Stock. Non-Employee Directors who are not initially elected at an Annual Meeting of Stockholders will receive a pro rata portion of 834 shares (or 1,250 shares with respect to a Non-Employee Chairman of the Board) of Common Stock based on the number of full months remaining from the date of election until the next Annual Meeting of Stockholders divided by twelve. Any fractional shares resulting from such calculation shall be rounded up to the nearest whole number. The 1993 Plan provides for grants to purchase an aggregate of 41,667 shares of Common Stock. Standard provisions of the Plan, which may vary with Board and stockholder approval, require that the term of each grant not exceed ten years. At December 31, 2001, there were 16,362 additional options available for grant under the 1993 Plan.

     The Company's 1990 Incentive Stock Option and Non-Qualified Stock Option Plan (the "Plan") expired in March 2000. Under the amended terms of the Plan, the Company's Stock Option Committee was authorized to grant incentive stock options ("ISOs") to officers and other key employees, as well as non-qualified stock options ("NQSOs") to key employees, directors, scientific advisory board members and consultants to purchase an aggregate of 583,334 shares of Common

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

     Stock. Standard provisions of the Plan, which varied with Board and stockholder approval, required that the term of each grant not exceed ten years. At December 31, 2001, there were no additional options available for grant under the Plan.

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

     Following is a summary of the stock option transactions for 1999, 2000 and 2001:


                                                            Weighted                            Weighted
                                                            Average                             Average
                                           Number of        Exercise                            Fair Value
                                            Shares          Price Per          Option           per Option
                                           Outstanding        Share          Price Range         Granted
                                           -----------      ---------      ---------------      ----------
     Balance December 31, 1998               445,071         $ 5.16        $ 1.20 - $35.28
     Granted                                  49,954         $ 1.28                               $ 0.84
     Forfeited                               (94,056)        $ 4.42
     Exercised                                     -              -
                                           -----------
     Balance December 31, 1999               400,969         $ 4.82        $ 1.20 - $35.28
                                           -----------
     Granted                                 166,268         $ 1.72                               $ 1.15
     Forfeited/Expired                       (60,028)        $ 2.77
     Exercised                                (1,248)        $ 2.40
                                           -----------
     Balance December 31, 2000               505,961         $ 4.05        $ 0.94 - $35.28
                                           -----------
     Granted                                 123,670         $ 1.13                               $ 0.86
     Forfeited/Expired                       (32,542)        $ 5.12
     Exercised                                     -              -
                                           -----------
     Balance December 31, 2001               597,089         $ 3.39        $ 0.94 - $35.28
                                           -----------
     Exercisable at December 31, 1999        105,572         $ 8.79
     Exercisable at December 31, 2000        162,918         $ 6.95
     Exercisable at December 31, 2001        244,017         $ 5.24

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

     The following table summarizes the information about stock options outstanding at December 31, 2001:

                                             Options Outstanding                      Options Exercisable
                                 -------------------------------------------        --------------------------
                                                 Weighted
                                  Number         Average            Weighted          Number          Weighted
                                Outstanding at  Remaining            Average        Exercisable at      Average
       Range of                 December 31,    Contractual          Exercise       December 31,        Exercise
      Exercise Prices              2001         Life (Years)          Price           2001               Price
     ---------------------------------------------------------------------------------------------------------
     $  0.94 to $  1.63           278,270           8.36            $  1.35           42,050           $  1.46
     $  2.13 to $  4.84           199,867           7.04            $  2.42          116,848           $  2.42
     $  6.54 to $ 14.28            92,364           6.09            $  7.05           59,031           $  7.33
     $ 16.92 to $ 23.28            23,088           4.37            $ 17.33           22,588           $ 17.34
     $ 30.00 to $ 35.28             3,500           0.54            $ 31.51            3,500           $ 31.51
     ---------------------------------------------------------------------------------------------------------
     $  0.94 to $ 35.28           597,089           7.37            $  3.39          244,017           $  5.24
     ---------------------------------------------------------------------------------------------------------

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

                                                2001          2000          1999
                                             -----------  -----------   ------------
     Pro forma net loss                      ($ 839,164)  ($2,314,129)  ($1,630,168)
     Pro forma basic and diluted net loss
        per share                              ($0.21)       ($0.58)       ($0.41)

     As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here are likely to increase given the same level of activity in the future.

     The pro forma compensation expense of $353,525, $262,968, and $205,769 for 2001, 2000 and 1999, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                   2001              2000                1999
                             ----------------   ----------------   ------------
     Dividend yield                 0                  0                  0
     Expected volatility         83.8               64.3               63.8
     Risk free interest rate  4.89%-5.29%        5.18%-6.63%        4.71%-5.88%
     Expected option lives    6.5 years           6.5 years          6.5 years

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

     In May 1996, the Company issued warrants to purchase an aggregate of 33,334 shares of the Company's Common Stock at an exercise price of $15.00 per share, including warrants to purchase 25,000 shares to a principal stockholder. The warrants expired in May 2001.

9.   RESEARCH AND DEVELOPMENT CONTRACTS
     ----------------------------------

     The Company contracts with major corporations and government entities to conduct feasibility studies, sponsored research and development and to remediate contamination problems. Pursuant to the Company's contracts, the work is generally conducted in phases beginning with feasibility studies to demonstrate that the Company's bacteria will degrade the targeted waste. Each sponsoring corporation or governmental entity may terminate the work being conducted by the Company upon the completion of each phase and each additional phase generally is separately contracted for by the sponsoring corporation or governmental entity. Generally, the Company is not subject to any royalty or exclusive license agreements arising from its research and development contracts, except as described in Note 10.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     LEASES

     The Company is party to various operating leases relating to office, laboratory and pilot plant facilities, as well as vehicles and office equipment. All leases expire prior to 2006. The leases include escalation clauses and require that the Company pay for certain operating costs. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. The Company had no capitalized leases at December 31, 2001.

     Future minimum payments under noncancelable operating leases consisted of the following at December 31, 2001:

                                          Operating
                                            Leases
                                         ----------
     2002                                $1,097,163
     2003                                   946,178
     2004                                   515,125
     2005                                       801
     2006                                         -
     Thereafter                                   -
                                         ----------
     Total minimum lease payments        $2,559,267
                                         ==========
     Rent expense for operating leases was $1,148,439, $1,224,649, and $1,408,315 for the years ended December 31, 2001, 2000 and 1999, respectively.

     LICENSES

     The Company has granted a customer, exclusively for its own operations, an irrevocable, non-exclusive, nontransferable license to use all presently existing and any future technology that the Company may own relating to PCB remediation and that is not otherwise subject to restrictions

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ------------------

     imposed by third parties. With certain limited exceptions, the Company is required to pay the customer a royalty based on gross revenues received by the Company from the utilization of any jointly-owned technology or any PCB-related remediation technology owned, developed or obtained by the Company. The maximum aggregate royalty payable to the customer by the Company under the technology agreement may not exceed the development funding received by the Company from the customer. The customer provided no additional funding since 1996. At December 31, 2001, the Company had no obligations under the royalty agreement.

     LITIGATION

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

11.  EMPLOYEE BENEFITS
     -----------------

     The Company sponsors a combined 401(k) employee savings and retirement plan and profit sharing plan covering all employees, who are at least 21 years of age. The Company's contribution expense related to the 401(k) savings plan was $126,035, $126,609, and $142,247 for the years ended December 31, 2001, 2000 and 1999, respectively. There was no contribution expense related to the profit sharing plan. The Company does not maintain other pension or post retirement benefit plans.

12.  CONCENTRATION OF CREDIT RISK/OTHER
     ----------------------------------

     The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. The Company also provides a reserve for bad debts for accounts receivable where there is a probability of loss.

     The Company maintains demand deposits with two major banks and money market accounts with two financial institutions. At December 31, 2001 and 2000, substantially all of the Company's cash and cash equivalents were held in these money market accounts.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

     The Company earns revenues under contracts for various federal government agencies. Revenue recognized under these contracts for the years ended December 31, 2001, 2000 and 1999 was $2,010,494, $1,886,415,
     and $2,673,745, respectively. In 2001, a substantial amount are from commercial operations contracts. Historically, these revenues are primarily from research and development contracts.

13.  SEGMENT INFORMATION
     -------------------

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

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ---------------

     Information about reported segments for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                    Research and
                                    Commercial      Development
                                    Operations        Services            Other         Total
                                    ----------      ------------       ----------   ------------
     2001
     -----
     Revenues                       $ 19,071,464    $ 1,365,641                     $ 20,437,105
     Segment profit (loss)             4,057,887       (323,669)     ($4,219,857)       (485,639)
     Depreciation and amortization       332,783         57,210           47,920         437,913

     2000
     ----
     Revenues                       $ 18,723,719    $ 1,615,682               -     $ 20,339,401
     Segment profit (loss)             2,950,432       (385,483)     ($4,616,110)     (2,051,161)
     Depreciation and amortization       416,223         65,342           54,461         536,026

     1999
     ----
     Revenues                       $ 21,114,503    $ 2,935,465          -          $ 24,049,968
     Segment profit (loss)             3,140,960        (46,494)     ($4,518,865)     (1,424,399)
     Depreciation and amortization       423,032         87,668           60,784         571,484

     The following table presents the details of "Other" segment for the years ended December 31, 2001, 2000 and 1999:


                                                     2001             2000              1999
                                                 -------------     -------------   -------------
     Marketing, general and
      administrative expenses                     ($4,784,344)     ($4,811,245)     ($4,645,633)
     Interest income                                   94,727          205,538          148,531
     Interest expense                                 (10,655)         (12,369)         (13,766)
     Income tax benefit                               480,415                -                -
     Equity in (loss) income of joint-venture               -                -             (393)
     Other, net                                             -            1,966           (7,604)
                                                 -------------     -------------    -------------
                                                  ($4,219,857)     ($4,616,110)     ($4,518,865)
                                                 =============     =============    =============

     No customer accounted for more than 10% of the Company's revenues in 2001, 2000 or 1999.

     The Company's business is conducted principally in the United States. Foreign revenues are not material. Asset information by reportable segment is not reported as the Company does not produce such information internally.

                                ENVIROGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ----------------

14.  JOINT VENTURE
     -------------

     The Company obtained a 50% interest in Miller Environmental Technologies L.L.C. ("MET") when it acquired FMI on April 10, 1997. In December 1999, the net assets of MET were liquidated and the venture dissolved. MET was jointly-owned by the Company and a subsidiary of a Milwaukee, Wisconsin based scrap metal recycler. All of the consulting and engineering services delivered by MET were conducted by the Company through subcontracting arrangements. The Company also received a monthly fee in the amount of $1,000 from MET for the provision of certain office and record keeping services. Fees earned for providing services to MET amounted to $71,831 for the year ended December 31, 1999.

15.  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
     -------------------------------------------------

     Maintenance and repairs expense for the years ended December 31, 2001, 2000 and 1999 was $153,742, $139,953, and $109,600, respectively.

16.  QUARTERLY FINANCIAL  DATA (Unaudited)
     -------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                    First            Second          Third          Fourth
                                    Quarter          Quarter         Quarter        Quarter
                                   --------          -------         -------        -------
     2001
     ----
     Revenues                    $ 4,822,796     $ 5,051,224      $ 5,381,047     $ 5,182,038
     Net loss                       (166,060)       (117,726)        (152,334)        (49,519)
     Basic and diluted net
       loss per share                 ($0.04)         ($0.03)          ($0.04)         ($0.01)

     2000
     ----
     Revenues                    $ 4,431,445     $ 5,385,078      $ 4,857,528     $ 5,665,350
     Net loss                       (541,896)       (464,547)        (769,830)       (274,888)
     Basic and diluted net
       loss per share                 ($0.14)         ($0.12)          ($0.19)         ($0.07)

                                                                     Schedule II

                                Envirogen, Inc.
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2001, 2000 and 1999

                                               Balance at   Charged to                      Balance
                                               beginning    costs and                       at end of
            Description                        of period     expenses      Deductions       period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 2001:

  Allowance for doubtful accounts            $   795,852     $ (117,256)    $113,029  (a)    $   565,567
  Tax valuation allowance                     14,886,839       (878,229)                      14,008,610
  Reserve for claim adjustments
    and warranties                             3,210,622        279,985      427,357  (b)      3,063,250

Year ended December 31, 2000:

  Allowance for doubtful accounts            $   740,522     $  131,042     $ 75,712  (a)    $   795,852
  Tax valuation allowance                     12,706,614      2,180,225                       14,886,839
  Reserve for claim adjustments
    and warranties                             3,596,136        146,782      532,296  (b)      3,210,622

Year ended December 31, 1999:

  Allowance for doubtful accounts            $   539,544     $  312,280     $111,302  (a)    $   740,522
  Tax valuation allowance                     13,464,209       (757,595)                      12,706,614
  Reserve for claim adjustments
    and warranties                             4,150,133        393,148      947,145  (b)      3,596,136
--------------------------------------------------------------------------------------------------------

(a)  Uncollectible accounts written-off to the allowance account
(b)  Actual write-offs and cash payments

                            REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Envirogen, Inc.

We have audited the accompanying consolidated balance sheets of Envirogen, Inc. at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirogen, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     Ernst & Young LLP

MetroPark, New Jersey
February 14, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

INCORPORATED BY REFERENCE

The information called for by Item 10 "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth in Part I after Item 4 herein), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions" is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on May 23, 2002, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Report.

1.   Financial Statements:
     ---------------------

     Consolidated Balance Sheets as of December 31, 2001 and 2000..........20

     Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999......................................21

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 2001, 2000 and 1999..................22

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999......................................23

     Notes to Consolidated Financial Statements............................24

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts................................38

     Report of Independent Auditors........................................39

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

3.   Exhibits:
     ---------

     Exhibit No.                   Description                         Location
     ----------                    -----------                         --------

     2.1 Agreement and Plan of Merger dated January 14, 1997 by and among Fluid Management, Inc., William C. Smith, Douglas W. Jacobson, Gary W. Hawk, Richard W. Schowengerdt and the
              Registrant......................................(4)(Exh. 2.1)

     3.1(a)   Restated Certificate of Incorporation dated September
              5, 1991.........................................(2)(Exh. 3.1(a))

     3.1(b)   Certificate of Amendment to Restated Certificate of
              Incorporation dated August 18, 1992.............(2)(Exh. 3.1(c))

     Exhibit No.                   Description                         Location
     ----------                    -----------                         --------

     3.1(c)   Certificate of Amendment to Amended and Restated Certificate
              of Incorporation dated November 24, 1998........(7)(Exh. 3)

     3.2      By-Laws, as amended.............................(2)(Exh. 3.2)

     10.1     Envirogen, Inc. 401(k) Plan.....................(2)(Exh. 10.18)

     10.2     Envirogen, Inc. 1990 Incentive Stock Option and Non-
              Qualified Stock Option Plan, as amended/*/......(5)(Exh. 10.22)

     10.3     Envirogen, Inc. 1993 Director's Non-Qualified Stock
              Option Plan, as amended/*/......................(3)(Exh. 10.27)

     10.4     Securities Purchase Agreement dated January 14, 1997
              between Warburg, Pincus Ventures, L.P. and the
              Company.........................................(4)(Exh. 2.2)

     10.5     Employment Agreement dated April 16, 1998 between
              the Company and Robert S. Hillas/*/.............(6)(Exh. 10)

     10.6(a)  Employment Agreement dated April 10, 1997
              between the Company and
              Richard W. Schowengerdt/*/......................(8)(Exh. 10.7(a))
     10.6(b)  Amendment No. 1 dated November 3, 1998 to Schowengerdt
              Employment Agreement/*/.........................(8)(Exh. 10.7(b))

     10.7     Envirogen, Inc. 2000 Incentive Stock Option and Non-Qualified
              Stock Option Plan/*/............................(9)(Exh. 10.7)

     21       Subsidiaries of the Company.....................(1)

     23.1     Consent of Ernst & Young LLP....................(1)

     24       Powers of Attorney..............................(1)

     (1)      Filed herewith.
     (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576), which became effective on August 11, 1992.
     (3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 1995.
     (4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
     (5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 1996.
     (6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed April 16, 1998.
     (7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed November 24, 1998.
     (8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 1999.
     (9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 2000.

     /*/ Indicates a management contract or compensatory plan or arrangement.

     (b)      Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENVIROGEN, INC.

Dated: March 22, 2002                                By:   /s/ Robert S. Hillas
                                                         ----------------------
                                                           Robert S. Hillas
                                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant, in the capacities indicated, on the 22nd day of March, 2002.

     Signature                              Title
     ---------                              ------

  Robert S. Hillas/*/      President, Chief Executive Officer and Chairman of
-----------------------    the Board
  Robert S. Hillas         (Principal Executive Officer)

  /s/ Mark J. Maten        Vice President, Finance and Chief Financial Officer
-----------------------
  Mark J. Maten            (Principal Financial and Accounting Officer)

  William R. Cook/*/       Director
-----------------------
  William R. Cook

  Robert W. Dunlap/*/      Director
-----------------------
  Robert W. Dunlap

  Robert F. Johnston/*/    Director
-----------------------
  Robert F. Johnston

  Peter J. Neff/*/         Director
-----------------------
  Peter J. Neff

  William C. Smith/*/      Director
-----------------------
  William C. Smith

/*/Robert S. Hillas, pursuant to a Power of Attorney executed by each of the directors noted above and filed with the Securities and Exchange Commission as
Exhibit 24 to this Annual Report on Form 10-K, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the persons noted above, in the capacities indicated, and does hereby sign and execute this Annual Report on Form 10-K on his own behalf, in the capacities indicated.

                                                /s/ Robert S. Hillas
                                             -----------------------
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

     3.1(b) Certificate of Amendment to Restated Certificate of Incorporation dated August 18, 1992, (2) (Exh. 3.1(c))

     3.1(c) Certificate of Amendment to Amended and Restated Certificate of Incorporation dated November 24, 1998, (7) (Exh. 3)

     3.2      By-Laws, as amended, (2) (Exh. 3.2)

     10.1     Envirogen, Inc. 401(k) Plan, (2) (Exh. 10.18)

     10.2 Envirogen, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, as amended/*/, (5) (Exh. 10.22)

     10.3 Envirogen, Inc. 1993 Director's Non-Qualified Stock Option Plan, as amended/*/, (3) (Exh. 10.27)

     10.4 Securities Purchase Agreement dated January 14, 1997 between Warburg, Pincus Ventures, L.P. and the Company, (4) (Exh. 2.2)

     10.5 Employment Agreement dated April 16, 1998 between the Company and Robert S. Hillas/*/, (6) (Exh. 10)

     10.6(a) Employment Agreement dated April 10, 1997 between the Company and Richard W. Schowengerdt/*/, (8) (Exh. 10.7(a))

     10.6(b) Amendment No. 1 dated November 3, 1998 to Schowengerdt Employment Agreement/*/, (8) (Exh. 10.7(b))

     10.7 Envirogen, Inc. 2000 Incentive Stock Option and Non-Qualified Stock Option Plan/*/, (9) (Exh. 10.7)

     21       Subsidiaries of the Company, (1)

     23.1     Consent of Ernst & Young LLP, (1)

     24       Powers of Attorney, (1)

     (1)      Filed herewith.
     (2) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 33-48576), which became effective on August 11, 1992.
     (3) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 1995.
     (4) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed January 14, 1997.
     (5) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 1996.
     (6) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed April 16, 1998.
     (7) Incorporated by reference to the indicated exhibit to the Company's Report on Form 8-K filed November 24, 1998.
     (8) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 1999.
     (9) Incorporated by reference to the indicated exhibit to the Company's Report on Form 10-K for the year ended December
              31, 2000.
     /*/ Indicates a management contract or compensatory plan or arrangement.