Form 10-Q
period 2002-03-31
ENVIROGEN INC
filed 2002-05-07
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2002                Commission File Number 0-20404


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

                             Yes [X]       No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of April 30, 2002 was 4,005,608.

                                 ENVIROGEN, INC.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                           PAGE
                                                                                  ----
      ITEM 1.  CONDENSED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at March 31, 2002 (Unaudited)
               and December 31, 2001                                                3

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 2002 and 2001 (Unaudited)                     4

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2002 and 2001 (Unaudited)                     5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                          6


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               General                                                              8
               Results of Operations                                                9
               Liquidity and Capital Resources                                     10
               Other Matters                                                       10

PART II.       OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURE PAGE                                                                     11

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                                 ENVIROGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                             2002               2001
                                                                          (Unaudited)        (Audited)
                                                                         -------------      ------------
         ASSETS
         Current assets:
              Cash and cash equivalents                                  $  2,730,573       $  2,819,028
              Accounts receivable, net                                      3,197,572          5,301,239
              Unbilled revenue                                              1,983,215          1,641,683
              Prepaid expenses and other current assets                       540,356            459,163
                                                                         ------------       ------------
                   Total current assets                                     8,451,716         10,221,113

         Property and equipment, net                                          867,245            761,375
         Intangible assets, net                                               619,945            619,945
         Other assets                                                         150,045            157,187
                                                                         ------------       ------------

                   Total assets                                          $ 10,088,951       $ 11,759,620
                                                                         ============       ============

         LIABILITIES
         Current liabilities:
              Accounts payable                                           $  2,100,509       $  2,527,091
              Accrued expenses and other liabilities                          756,104          1,065,403
              Reserve for claim adjustments and warranties                  2,932,625          3,063,250
              Deferred revenue                                                190,079            391,423
              Current portion of capital lease obligations                     15,109
              Current portion of long-term note payable                        14,500              5,312
                                                                         ------------       ------------
                   Total current liabilities                                6,008,926          7,052,479

         Capital lease obligations, net of current portion                     32,584
         Long-term note payable, net of current portion                        20,720              6,057
                                                                         ------------       ------------
                   Total liabilities                                        6,062,230          7,058,536
                                                                         ------------       ------------

         Commitments and contingencies

         STOCKHOLDERS' EQUITY
         Common stock, $.01 par value (50,000,000 shares
             authorized; 4,015,525 issued at March 31, 2002
             and December 31, 2001, respectively)                              40,155             40,155
         Additional paid-in capital                                        59,887,787         59,871,287
         Accumulated deficit                                              (55,895,271)       (55,204,408)
         Less:  Treasury stock, at cost (9,917 shares at
             March 31, 2002 and December 31, 2001)                             (5,950)            (5,950)
                                                                         ------------       ------------
                   Total stockholders' equity                               4,026,721          4,701,084
                                                                         ------------       ------------

                   Total liabilities and stockholders' equity            $ 10,088,951       $ 11,759,620
                                                                         ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                             2002             2001
                                                          ----------       ----------
Revenues:
  Commercial operations                                   $3,690,629       $4,554,511
  Research and development services                          566,231          268,285
                                                          ----------       ----------

   Total revenues                                          4,256,860        4,822,796
                                                          ----------       ----------

Cost of commercial operations                              3,214,503        3,607,034
Research and development costs                               501,610          448,428
Marketing, general and administrative expenses             1,238,957        1,182,939
                                                          ----------       ----------

   Total costs and expenses                                4,955,070        5,238,401
                                                          ----------       ----------

Other income (expense):
  Interest income                                             10,065           40,294
  Interest expense                                            (2,718)          (1,539)
                                                          ----------       ----------

   Other income, net                                           7,347           38,755
                                                          ----------       ----------

Loss before income taxes                                    (690,863)        (376,850)

Income tax benefit                                                            210,790
                                                          ----------       ----------

Net loss                                                   ($690,863)       ($166,060)
                                                          ==========       ==========

Basic and diluted net loss per share                          ($0.17)          ($0.04)
                                                          ==========       ==========

Weighted average number of shares of
  Common Stock used in computing basic
  and diluted net loss per share                           4,005,608        3,982,013
                                                          ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                            ------------------------------
                                                                                2002               2001
                                                                            -----------        -----------
Cash flows from operating activities:
  Net loss                                                                    ($690,863)         ($166,060)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                87,025            158,996
    Provision for claim adjustments and warranties                               27,221             33,202
    Provision for doubtful accounts                                              29,100              2,744
    Deferred fees                                                                16,500             17,500
    Other                                                                           138

  Changes in operating assets and liabilities:
     Accounts receivable                                                      2,074,567           (548,885)
     Unbilled revenue                                                          (341,532)           158,309
     Prepaid expenses and other current assets                                  (81,193)           (44,656)
     Other assets                                                                 7,142              7,143
     Accounts payable                                                          (426,582)          (495,309)
     Accrued expenses and other liabilities                                    (309,299)          (213,778)
     Reserve for claim adjustments and warranties                              (157,846)          (118,817)
     Deferred revenue                                                          (201,344)            97,812
                                                                            -----------        -----------
       Net cash provided by (used in) operating activities                       33,034         (1,111,799)
                                                                            -----------        -----------

Cash flows from investing activities:
  Capital expenditures                                                         (114,668)           (58,970)
                                                                            -----------        -----------
       Net cash used in investing activities                                   (114,668)           (58,970)
                                                                            -----------        -----------

Cash flows from financing activities:
  Debt repayment                                                                 (3,584)            (1,652)
  Capital lease principal repayments                                             (3,237)                 -
                                                                            -----------        -----------
       Net cash used in financing activities                                     (6,821)            (1,652)
                                                                            -----------        -----------

Net decrease in cash and cash equivalents                                       (88,455)        (1,172,421)

Cash and cash equivalents at beginning of period                              2,819,028          3,826,006
                                                                            -----------        -----------

Cash and cash equivalents at end of period                                  $ 2,730,573        $ 2,653,585
                                                                            ===========        ===========


Supplemental disclosures of cash flow information:
-------------------------------------------------
  Cash paid for interest                                                    $     2,726        $       604
                                                                            ===========        ===========
  Cash paid for income taxes                                                $       415        $     1,480
                                                                            ===========        ===========

Supplemental disclosures of non-cash investing and financing activities:
-----------------------------------------------------------------------
The Company financed capital expenditures through a note payable amounting to $27,435 and a capital lease amounting to $50,930 in the first quarter of 2002.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001.

Because the Company incurred net losses for the three months ended March 31, 2002 and 2001, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options, warrants and stock credits would be antidilutive. There were options, warrants and other rights to purchase 870,132 and 713,279 shares of common stock outstanding at March 31, 2002 and 2001, respectively.

2.   LITIGATION
     ----------

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

4.   IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD
     ---------------------------------------------------------

On January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the cost of certain of the Company's indefinite-lived intangible assets are no longer subject to amortization, but instead are periodically reviewed for impairment. Upon adoption, the Company's earnings and financial position were not impacted by the required impairment tests. The 2002 annual amortization of goodwill that would have approximated $138,695, is no longer required.

The following pro forma financial information assumes the adoption of SFAS 142 occurred at the beginning of the periods presented.

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                     2002              2001
                                                -------------     -------------
        Reported net loss                       $   (690,863)     $   (166,060)
        Add back: Goodwill amortization                                 35,793
                                                -------------     -------------
        Adjusted net loss                       $   (690,863)     $   (130,267)
                                                =============     =============

        Basic and diluted net loss per share:
        Reported net loss                       $      (0.17)    $       (0.04)
        Goodwill amortization                                             0.01
                                                -------------    --------------
        Adjusted net loss                       $      (0.17)    $       (0.03)
                                                =============    ==============

5.   SEGMENT INFORMATION
     -------------------

Information about reported segments for the three months ended March 31, 2002 and 2001 is as follows:

                                                    Research and
                                     Commercial     Development
                                     Operations      Services            Other             Total
                                    -----------     ------------    --------------     -------------
Three Months Ended March 31,
     2002
     ----
     Revenues                       $ 3,690,629     $   566,231     $           -      $  4,256,860
     Segment profit (loss)              476,126          64,621        (1,231,610)         (690,863)

     2001
     ----
     Revenues                       $ 4,554,511     $   268,285     $           -      $ 4,822,796
     Segment profit (loss)              947,477        (180,143)         (933,394)        (166,060)

The following table presents the details of the "Other" segment for the three months ended March 31, 2002 and 2001:

                                              Three Months Ended
                                                  March 31,
                                        ----------------------------
                                             2002           2001
                                        -------------   ------------
        Marketing, general and
           administrative expenses      ($ 1,238,957)   ($1,182,939)
        Interest income                       10,065         40,294
        Interest expense                      (2,718)        (1,539)
        Benefit from income tax                    -        210,790
                                        ------------    ------------
                                        ($ 1,231,610)   ($  933,394)
                                        ============    ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended December 31, 2001.

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

Critical Accounting Policies
----------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liability and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management believes the following represents its critical accounting policies.

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

Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared to
---------------------------------------------
Three Months Ended March 31, 2001
---------------------------------

For the three months ended March 31, 2002, the Company's total revenues decreased 12% to $4,256,860 from $4,822,796 in the same period in 2001. The net loss for the current period increased to $690,863 from $166,060 in the first quarter of 2001. The basic and diluted net loss per share was $0.17 in the first quarter of 2002 as compared to $0.04 in the same period in 2001. The Company's net loss in the first quarter of 2002 increased from the same period in 2001 primarily due to decreased revenue in its commercial operations segments. In addition, in the first quarter of 2001, under a program in place in the state of New Jersey, the Company sold a portion of its available New Jersey net operating loss tax benefits related to losses incurred in prior years resulting in a reduction in the net loss of $210,790 in the quarter ended March 31, 2001.

Commercial revenues in the first quarter of 2002 decreased 19% to $3,690,629 from $4,554,511 in the same period in 2001. The decrease in commercial revenues was due to decreased revenue from both remediation services and commercial systems.

Revenues from corporate research and development contracts increased in the three-month period ended March 31, 2002 by 111% to $566,231 from $268,285 in 2001. Revenues increased primarily due to an increased number of government projects awarded in 2001 and in process during the first quarter of 2002.

Total costs and expenses decreased 5% to $4,955,070 in the three-month period ended March 31, 2002 from $5,238,401 in the same period in 2001. The cost of commercial operations decreased 11% to $3,214,503 during the first quarter of 2002 from $3,607,034 in the same period in 2001 due primarily to lower revenue. The Company's gross profit margin for its commercial operations segment decreased to 13% for the three month period ended March 31, 2002 from 21% for the same period in 2001, which was primarily due to product mix and under absorption of fixed costs. Research and development expenses increased 12% to $501,610 during the first quarter of 2002 from $448,428 in the same period in 2001 due primarily to increased revenue. Marketing, general and administrative expenses increased 5% to $1,238,957 from $1,182,939 due primarily to an increase in business development costs.

Interest income decreased 75% to $10,065 in the three-month period ended March 31, 2002 from $40,294 in 2001, due primarily to the combination of decreased average cash available for investment and lower interest rates.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At March 31, 2002, the Company had cash and cash equivalents of $2,730,573 and working capital of $2,442,790. Cash and cash equivalents decreased $88,455 from December 31, 2001 to March 31, 2002 due primarily to capital expenditures of $114,668.

From December 31, 2001 to March 31, 2002, net accounts receivable decreased by $2,103,667 primarily due to lower revenues, improved collections and the timing of billing as explained by the increase in unbilled revenue of $341,532. In the same period, accounts payable decreased by $426,582 due to reduced expense levels on lower revenues. At March 31, 2002, the Company had $2,932,625 in reserve for claim adjustments and warranties, $2,777,112 of which is available with respect to potential PECFA claim adjustments related to approximately $31 million in unsettled PECFA submittals and $155,513 of which is available with respect to potential warranty claims and other contract issues.

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

Other Matters
-------------

As of December 31, 2001, the Company had a net operating loss carryforward of approximately $28 million for federal income tax reporting purposes available to offset future taxable income, if any, through 2021. The timing and manner in which these losses may be utilized are limited under Section 382 of the Internal Revenue Code of 1986 to approximately $1,700,000 per year based on preliminary calculations of certain ownership changes to date and may be further limited in the event of additional ownership changes.

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




                                     ENVIROGEN, INC.
                                     (Registrant)



Date:  May 7, 2002                   By: /s/ Robert S. Hillas
                                         --------------------
                                         Robert S. Hillas
                                         President and Chief Executive Officer

                                     By: /s/ Mark J. Maten
                                         -----------------
                                         Mark J. Maten
                                         Vice President, Finance
                                         and Chief Financial Officer