Form 10-Q
period 2002-06-30
ENVIROGEN INC
filed 2002-08-13
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 2002                   Commission File Number 0-20404


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

                   Yes [X]                      No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of July 31, 2002 was 4,032,985.

                                 ENVIROGEN, INC.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                               PAGE
                                                                                ----
   ITEM 1.  CONDENSED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at June 30, 2002 (Unaudited)
            and December 31, 2001                                                  3

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2002 and 2001 (Unaudited)                        4

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2002 and 2001 (Unaudited)                        5

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                            6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

            General                                                                9
            Results of Operations                                                 10
            Liquidity and Capital Resources                                       11
            Other Matters                                                         12

PART II.    OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   12

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      13

SIGNATURE  PAGE                                                                   14

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ENVIROGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,                       December 31,
                                                                                    2002                            2001
                                                                                (Unaudited)                       (Audited)
                                                                          ----------------------            --------------------
       ASSETS
       Current assets:
            Cash and cash equivalents                                             $  1,804,126                   $  2,819,028
            Accounts receivable, net                                                 3,283,861                      5,301,239
            Unbilled revenue                                                         1,861,061                      1,641,683
            Prepaid expenses and other current assets                                  532,222                        459,163
                                                                            ------------------            -------------------
                 Total current assets                                                7,481,270                     10,221,113

       Property and equipment, net                                                     811,339                        761,375
       Goodwill, net                                                                   619,945                        619,945
       Other assets                                                                    141,722                        157,187
                                                                            ------------------            -------------------

                 Total assets                                                     $  9,054,276                   $ 11,759,620
                                                                            ==================            ===================

       LIABILITIES
       Current liabilities:
            Accounts payable                                                      $  1,597,561                   $  2,527,091
            Accrued expenses and other liabilities                                   1,048,252                      1,065,403
            Reserve for claim adjustments and warranties                             2,477,479                      3,063,250
            Deferred revenue                                                           213,606                        391,423
            Current portion of capital lease obligations                                15,545
            Current portion of long-term note payable                                   14,566                          5,312
                                                                            ------------------            -------------------
                 Total current liabilities                                           5,367,009                      7,052,479

       Capital lease obligations, net of current portion                                29,748
       Long-term note payable, net of current portion                                   17,816                          6,057
                                                                            ------------------            -------------------
                 Total liabilities                                                   5,414,573                      7,058,536
                                                                            ------------------            -------------------

       Commitments and contingencies

       STOCKHOLDERS' EQUITY
       Common stock, $.01 par value (50,000,000 shares authorized;
           4,042,902 issued at June 30, 2002 and 4,015,525 issued
           at December 31, 2001)                                                        40,429                         40,155
       Additional paid-in capital                                                   59,901,013                     59,871,287
       Accumulated deficit                                                         (56,295,789)                   (55,204,408)
       Less: Treasury stock, at cost (9,917 shares at
           June 30, 2002 and December 31, 2001)                                         (5,950)                        (5,950)
                                                                            ------------------            -------------------
                 Total stockholders' equity                                          3,639,703                      4,701,084
                                                                            ------------------            -------------------

                 Total liabilities and stockholders' equity                       $  9,054,276                   $ 11,759,620
                                                                            ==================            ===================


       The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                 ------------------------      ------------------------
                                                                    2002          2001            2002          2001
                                                                 ----------    ----------      ----------    ----------
Revenues:
    Commercial operations                                        $ 3,951,686   $ 4,714,852     $ 7,642,315   $ 9,269,363
    Research and development services                                357,334       336,372         923,565       604,657
                                                                 -----------   -----------     -----------   -----------
      Total revenues                                               4,309,020     5,051,224       8,565,880     9,874,020
                                                                 -----------   -----------     -----------   -----------

Cost of commercial operations                                      3,170,279     3,594,427       6,384,782     7,201,461
Research and development costs                                       388,558       415,454         890,168       863,882
Marketing, general and administrative expenses                     1,154,521     1,181,089       2,393,478     2,364,028
                                                                 -----------   -----------     -----------   -----------
      Total costs and expenses                                     4,713,358     5,190,970       9,668,428    10,429,371
                                                                 -----------   -----------     -----------   -----------

Other income (expense):
    Interest income                                                    7,185        24,689          17,250        64,983
    Interest expense                                                  (3,365)       (2,669)         (6,083)       (4,208)
                                                                 -----------   -----------     -----------   -----------
      Other income, net                                                3,820        22,020          11,167        60,775
                                                                 -----------   -----------     -----------   -----------

Loss before income taxes                                            (400,518)     (117,726)     (1,091,381)     (494,576)

Income tax benefit                                                         -             -               -       210,790
                                                                 -----------   -----------     -----------   -----------

Net loss                                                           ($400,518)    ($117,726)    ($1,091,381)    ($283,786)
                                                                 ===========   ===========     ===========   ===========

Basic and diluted net loss per share                                  ($0.10)       ($0.03)         ($0.27)       ($0.07)
                                                                 ===========   ===========     ===========   ===========
Weighted average number of shares of
     Common Stock used in computing basic
     and diluted net loss per share                                4,012,452     3,990,306       4,009,519     3,986,296
                                                                 ===========   ===========     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   ----------     -----------
Cash flows from operating activities:
  Net loss                                                                         ($1,091,381)      ($283,786)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                      176,780         306,309
    Provision for claim adjustments and warranties                                    (356,543)         80,425
    Provision for doubtful accounts                                                     58,200           2,744
    Deferred fees                                                                       30,000          36,000
    Other                                                                                  138              --

  Changes in operating assets and liabilities:
    Accounts receivable                                                              1,959,178        (824,446)
    Unbilled revenue                                                                  (219,378)         23,752
    Prepaid expenses and other current assets                                          (73,059)        (53,230)
    Other assets                                                                        15,465          14,286
    Accounts payable                                                                  (929,530)       (192,746)
    Accrued expenses and other liabilities                                             (17,151)         (4,117)
    Reserve for claim adjustments and warranties                                      (229,228)       (287,697)
    Deferred revenue                                                                  (177,817)        226,236
                                                                                   -----------    ------------
       Net cash used in operating activities                                          (854,326)       (956,270)
                                                                                   -----------    ------------

Cash flows from investing activities:
  Capital expenditures                                                                (148,517)       (122,285)
                                                                                   -----------    ------------
       Net cash used in investing activities                                          (148,517)       (122,285)
                                                                                   -----------    ------------

Cash flows from financing activities:
  Debt repayment                                                                        (6,422)         (2,904)
  Capital lease principal repayments                                                    (5,637)              -
                                                                                   -----------    ------------
       Net cash used in financing activities                                           (12,059)         (2,904)
                                                                                   -----------    ------------

Net decrease in cash and cash equivalents                                           (1,014,902)     (1,081,459)

Cash and cash equivalents at beginning of period                                     2,819,028       3,826,006
                                                                                   -----------    ------------

Cash and cash equivalents at end of period                                         $ 1,804,126    $  2,744,547
                                                                                   ===========    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                           $     6,086    $      4,155
                                                                                   ===========    ============
  Cash paid for income taxes                                                       $       415    $      1,480
                                                                                   ===========    ============

Supplemental disclosures of non-cash investing and financing activities:
The Company financed capital expenditures through a note payable amounting to $27,435 and a capital lease amounting to $50,930 in the first quarter of 2002.

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

Because the Company incurred net losses for the six months ended June 30, 2002 and 2001, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options and stock credits would be antidilutive. There were options and other rights to purchase 854,792 and 690,621 shares of common stock outstanding at June 30, 2002 and 2001, respectively.

2.   LITIGATION

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

4.   SEGMENT INFORMATION

Information about reported segments for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                      Research and
                                       Commercial     Development
                                       Operations       Services         Other           Total
                                       ----------     ------------    -----------     -----------
Three Months Ended June 30,
     2002
     ----
     Revenues                          $3,951,686      $  357,334     $         -     $ 4,309,020
     Segment profit (loss)                781,407         (31,224)     (1,150,701)       (400,518)

     2001
     ----
     Revenues                          $4,714,852      $  336,372     $         -     $ 5,051,224
     Segment profit (loss)              1,120,425         (79,082)     (1,159,069)       (117,726)

Six Months Ended June 30,
     2002
     ----
     Revenues                          $7,642,315      $  923,565     $         -     $ 8,565,880
     Segment profit (loss)              1,257,533          33,397      (2,382,311)     (1,091,381)

     2001
     ----
     Revenues                          $9,269,363      $  604,657     $         -     $ 9,874,020
     Segment profit (loss)              2,067,902        (259,225)     (2,092,463)       (283,786)

The following table presents the details of the "Other" segment for the three and six months ended June 30, 2002 and 2001:

                                           Three Months Ended              Six Months Ended
                                                June 30,                        June 30,
                                      ---------------------------     ---------------------------
                                          2002           2001            2002            2001
                                      -----------     -----------     -----------     -----------
     Marketing, general and
       administrative expenses        ($1,154,521)    ($1,181,089)    ($2,393,478)    ($2,364,028)
     Interest income                        7,185          24,689          17,250          64,983
       Interest expense                    (3,365)         (2,669)         (6,083)         (4,208)
     Benefit from income tax                    -               -               -         210,790
                                      -----------     -----------     -----------     -----------
                                      ($1,150,701)    ($1,159,069)    ($2,382,311)    ($2,092,463)
                                      ===========     ===========     ===========     ===========

5.   IMPACT OF ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

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

The following pro forma financial information assumes the adoption of SFAS 142 occurred at the beginning of the periods presented.

                                                  Three Months Ended                     Six Months Ended
                                                       June 30,                               June 30,
                                            ------------------------------      --------------------------------
                                                2002              2001              2002                2001
                                            ------------      ------------      -------------       ------------
Reported net loss                           ($  400,518)      ($  117,726)      ($ 1,091,381)       ($  283,786)
Add back: Goodwill amortization                                    35,793                                71,586
                                            ------------      ------------      -------------       ------------

Adjusted net loss                           ($  400,518)       ($  81,933)      ($ 1,091,381)       ($  212,200)
                                            ============       ===========      =============       ============

Basic and diluted net loss per share:
Reported net loss                           ($     0.10)      ($     0.03)      ($      0.27)       ($     0.07)
Goodwill amortization                                                0.01                                  0.02
                                            ------------      ------------      -------------       ------------
Adjusted net loss                           ($     0.10)      ($     0.02)      ($      0.27)       ($     0.05)
                                            ============      ============      =============       ============

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

Reserves for Claim Adjustments and Warranties

The Company reserves for potential amounts that it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA-related revenue dollar a reserve is established, which reduces the revenue recorded, to cover amounts that may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. The DCOM review process may not be completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has in a number of cases reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate. The Company also provides for potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are provided for by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises. If actual failure rates differ from the Company's estimates, revisions to the estimated warranty liability may be required.

Results of Operations

Six Months Ended June 30, 2002 Compared to
Six Months Ended June 30, 2001

For the six months ended June 30, 2002, the Company's total revenues decreased 13% to $8,565,880 from $9,874,020 in the same period in 2001. The net loss for the six-month period ended June 30, 2002 increased to $1,091,381 from $283,786 in the same period in 2001. The basic and diluted net loss per share was $0.27 for the first six months of 2002 compared to $0.07 in the same period in 2001. The Company's net loss in the first six months of 2002 increased from the same period in 2001 due primarily to decreased revenues in its commercial operations segment. In the first half of 2001, the Company recognized a benefit of $210,790 from the sale of a portion of its State of New Jersey net operating loss carryforwards under a state tax benefit program.

Commercial revenues in the six months ended June 30, 2002 decreased 18% to $7,642,315 from $9,269,363 in the same period in 2001. The decreased commercial revenues are due primarily to a decline in revenues from commercial systems. A decline in revenues from remediation services was offset in part by favorable PECFA claims activity during the period, which resulted in a $400,000 improvement in reported revenue.

Revenues from corporate research and development contracts increased in the six-month period ended June 30, 2002 by 53% to $923,565 from $604,657 in the same period in 2001. Revenues increased due to an increased number of government projects in process in 2002.

Total costs and expenses decreased 7% to $9,668,428 in the six-month period ended June 30, 2002 from $10,429,371 in the same period in 2001. The cost of commercial operations decreased 11% to $6,384,782 during the first six months of 2002 from $7,201,461 in the same period in 2002 due primarily to an 18% decrease in corresponding revenue. As a result, the Company's gross profit margin for its commercial operations segment decreased from 22% for the six month period ended June 30, 2001 to 16% for the same period in 2002, which was due primarily to product mix and lower absorption of fixed costs. Research and development expenses increased 3% to $890,168 during the first six months of 2002 from $863,882 in the same period in 2002 due primarily to an increase in the corporate and government research and development projects in progress. Marketing, general and administrative expenses increased 1% to $2,393,478 from $2,364,028 due primarily to an increase in business development and marketing costs.

Interest income decreased 73% to $17,250 in the six-month period ended June 30, 2002 from $64,983 in 2001, due to the combination of decreased average cash available for investment and lower interest rates.

Three Months Ended June 30, 2002 Compared to
Three Months Ended June 30, 2001

For the three months ended June 30, 2002, the Company's total revenues decreased 15% to $4,309,020 from $5,051,224 in the same period in 2001. The net loss for the current period increased to $400,518 from $117,726 in the second quarter of 2001. The basic and diluted net loss per share was $0.10 in the second quarter of 2002 as compared to $0.03 in the same period in 2001. The Company's net loss in the second quarter of 2002 increased from the same period in 2001 due primarily to decreased revenue in its commercial operations segment.

Commercial revenues in the second quarter of 2002 decreased 16% to $3,951,686 from $4,714,852 in the same period in 2001. The decrease in commercial revenues was due to decreased revenue from commercial systems. A decline in revenue from remediation services was offset in part by favorable PECFA claims activity during the period which resulted in a $400,000 improvement in reported revenue.

Revenues from corporate research and development contracts increased in the three-month period ended June 30, 2002 by 6% to $357,334 from $336,372 in 2001. Revenues increased due primarily to an increased number of government projects awarded in 2001 and in process during 2002.

Total costs and expenses decreased 9% to $4,713,358 in the three-month period ended June 30, 2002 from $5,190,970 in the same period in 2001. The cost of commercial operations decreased 12% to $3,170,279 during the second quarter of 2002 from $3,594,427 in the same period in 2001 due primarily to lower revenues. The Company's gross profit margin for its commercial operations segment decreased to 20% for the three month period ended June 30, 2002 from 24% for the same period in 2001, which was due primarily to product mix and lower absorption of fixed costs. Research and development expenses decreased 6% to $388,558 during the second quarter of 2002 from $415,454 in the same period in 2001 due primarily to a decrease in labor costs. Marketing, general and administrative expenses decreased 2% to $1,154,521 from $1,181,024.

Interest income decreased 71% to $7,185 in the three-month period ended June 30, 2002 from $24,689 in 2001, due to the combination of decreased average cash available for investment and lower interest rates.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At June 30, 2002, the Company had cash and cash equivalents of $1,804,126 and working capital of $2,114,261. Cash and cash equivalents decreased $1,014,902 from December 31, 2001 to June 30, 2002 due primarily to cash used in operations of $854,326 and capital expenditures of $148,517.

From December 31, 2001 to June 30, 2002, net accounts receivable decreased by $2,017,378 due primarily to lower revenues and the timing of billing as explained by the increase in unbilled revenue of $219,378. In the same period, accounts payable decreased by $929,530 due to reduced expense levels on lower revenues. At June 30, 2002, the Company had $2,477,479 in reserve for claim adjustments and warranties, $2,353,566 of which is available with respect to potential PECFA claim adjustments related to approximately $27 million in unsettled PECFA submittals and $123,913 of which is available with respect to potential warranty claims and other contract issues. The Company routinely evaluates these reserves based upon historical trends and ongoing activity. The amount of unsettled PECFA submittals declined from approximately $31 million at March 31, 2002 to approximately $27 million at June 30, 2002. The corresponding reserve was reduced from $2,777,112 at March 31, 2002 to $2,353,566 at June 30, 2002.

It is anticipated that the Company's currently available cash, cash equivalents and cash expected to be generated from operations will provide sufficient operating capital for at least the next twelve months. The Company may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available on terms favorable to the Company, if at all.

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 23, 2002, and in connection therewith proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. The total number of outstanding shares of Common Stock entitled to vote at the meeting was 3,461,054. At the meeting the following matters (not including ordinary procedural matters) were submitted to a vote of the stockholders, with the results indicated below:

1. Election of directors to serve until the 2003 Annual Meeting. The following persons, all of whom were management's nominees, were elected. There was no solicitation in opposition to such nominees. The tabulation of votes was as follows:

               Nominee                     For              Withheld
               -------                     ---              --------

          William R. Cook               3,397,464            63,590
          Dr. Robert W. Dunlap          3,397,464            63,590
          Robert S. Hillas              3,397,464            63,590
          Robert F. Johnston            3,397,464            63,590
          Peter J. Neff                 3,397,464            63,590

2. Ratification of independent auditors. The appointment of Ernst & Young LLP as the Company's independent auditors for 2002 was ratified. The tabulation of votes was as follows:

                 For                     Against           Abstentions
                 ---                     -------           -----------
              3,301,469                  110,250              49,335

3. Amendment of the Company's 2000 Incentive Stock Option and Non-Qualified Option Plan. The Plan was amended to increase the maximum number of shares of Common Stock for which options may be issued under the Plan from 350,000 to 700,000. The tabulation of votes was as follows:

                 For                    Against            Abstentions
                 ---                    -------            -----------
              2,192,162                 461,042               18,372

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits


          None

 (b)      Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENVIROGEN, INC.
                                (Registrant)



Date:  August 13, 2002          By: /s/ Robert S. Hillas
                                    --------------------
                                    Robert S. Hillas
                                    President and Chief Executive Officer

                                By: /s/ Mark J. Maten
                                    -----------------
                                    Mark J. Maten
                                    Vice President, Finance
                                    and Chief Financial Officer