Form 10-Q
period 2002-09-30
ENVIROGEN INC
filed 2002-11-12
CIK 863815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 2002              Commission File Number 0-20404


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

                Yes [X]                                  No [_]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, as of October 25, 2002 was 4,032,985.

                                 ENVIROGEN, INC.

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                     PAGE
                                                                                          ----
       ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                Consolidated Balance Sheets at September 30, 2002 (Unaudited)
                and December 31, 2001                                                     3

                Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 2002 and 2001 (Unaudited)                      4

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2002 and 2001 (Unaudited)                      5

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                               6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                General                                                                   9
                Critical Accounting Policies                                              9
                Results of Operations                                                     10
                Liquidity and Capital Resources                                           11
                Other Matters                                                             12

       ITEM 4.  CONTROLS AND PROCEDURES                                                   12


PART II.        OTHER INFORMATION

       ITEM 5.  OTHER INFORMATION                                                         13

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          13


SIGNATURE PAGE
                                                                                          14

CERTIFICATIONS                                                                            15

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 ENVIROGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,           December 31,
                                                                                      2002                   2001
                                                                                  (Unaudited)              (Audited)
                                                                                ----------------       -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  1,373,748            $  2,819,028
   Accounts receivable, net                                                         3,013,324               5,301,239
   Unbilled revenue                                                                 1,749,548               1,641,683
   Prepaid expenses and other current assets                                          524,037                 459,163
                                                                                 ------------            ------------
          Total current assets                                                      6,660,657              10,221,113

Property and equipment, net                                                           755,397                 761,375
Goodwill, net                                                                         619,945                 619,945
Other assets                                                                          134,579                 157,187
                                                                                 ------------            ------------

          Total assets                                                           $  8,170,578            $ 11,759,620
                                                                                 ============            ============

LIABILITIES
Current liabilities:
   Accounts payable                                                              $  1,992,656            $  2,527,091
   Accrued expenses and other liabilities                                             908,296               1,065,403
   Reserve for claim adjustments and warranties                                     2,129,842               3,063,250
   Deferred revenue                                                                   206,687                 391,423
   Current portion of capital lease obligations                                        15,993
   Current portion of long-term note payable                                           14,633                   5,312
                                                                                 ------------            ------------
          Total current liabilities                                                 5,268,107               7,052,479

Capital lease obligations, net of current portion                                      25,612
Long-term note payable, net of current portion                                         13,814                   6,057
                                                                                 ------------            ------------
          Total liabilities                                                         5,307,533               7,058,536
                                                                                 ------------            ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.01 par value (50,000,000 shares authorized;
   4,042,902 issued at September 30, 2002
   and 4,015,525 issued at December 31, 2001)                                          40,429                  40,155
Additional paid-in capital                                                         59,914,013              59,871,287
Accumulated deficit                                                               (57,085,447)            (55,204,408)
Less: Treasury stock, at cost (9,917 shares at
   September 30, 2002 and December 31, 2001)                                           (5,950)                 (5,950)
                                                                                 ------------            ------------
          Total stockholders' equity                                                2,863,045               4,701,084
                                                                                 ------------            ------------

          Total liabilities and stockholders' equity                             $  8,170,578            $ 11,759,620
                                                                                 ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                     -----------------------------------   ----------------------------------------
                                                            2002                2001               2002                   2001
                                                     ----------------  -----------------   ------------------    ------------------

  Revenues:
    Commercial operations                                 $ 3,446,910        $ 4,978,616         $ 11,089,225          $ 14,247,979
    Research and development services                         337,050            402,431            1,260,615             1,007,088
                                                     ----------------  -----------------   ------------------    ------------------
      Total revenues                                        3,783,960          5,381,047           12,349,840            15,255,067
                                                     ----------------  -----------------   ------------------    ------------------

  Cost of commercial operations                             2,959,076          3,909,955            9,343,858            11,111,416
  Research and development costs                              521,664            395,275            1,411,832             1,259,157
  Marketing, general and administrative expenses            1,095,248          1,243,962            3,488,726             3,607,990
                                                     ----------------  -----------------   ------------------    ------------------
      Total costs and expenses                              4,575,988          5,549,192           14,244,416            15,978,563
                                                     ----------------  -----------------   ------------------    ------------------

  Other income (expense):
    Interest income                                             4,640             19,653               21,890                84,636
    Interest expense                                           (2,270)            (3,842)              (8,353)               (8,050)
                                                     ----------------  -----------------   ------------------    ------------------
      Other income, net                                         2,370             15,811               13,537                76,586
                                                     ----------------  -----------------   ------------------    ------------------

  Loss before income taxes                                   (789,658)          (152,334)          (1,881,039)             (646,910)

  Income tax benefit                                                -                  -                    -               210,790
                                                     ----------------  -----------------   ------------------    ------------------

  Net loss                                                  ($789,658)         ($152,334)         ($1,881,039)            ($436,120)
                                                     ================  =================   ==================    ==================


  Basic and diluted net loss per share                         ($0.20)            ($0.04)              ($0.47)               ($0.11)
                                                     ================  =================   ==================    ==================

  Weighted average number of shares of
    Common Stock used in computing basic
    and diluted net loss per share                          4,032,985          4,005,608            4,016,559             3,992,089
                                                     ================  =================   ==================    ==================




 The accompanying notes are an integral part of these consolidated financial statements.

                                 ENVIROGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                 ----------------------------------
                                                                                      2002                  2001
                                                                                 -------------         ------------
Cash flows from operating activities:
  Net loss                                                                         ($1,881,039)         ($  436,120)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization                                                      269,234              447,434
    Provision for claim adjustments and warranties                                    (626,153)             117,355
    Provision for doubtful accounts                                                     87,300                2,744
    Deferred fees                                                                       43,000               52,500
    Other                                                                                  138                  738

  Changes in operating assets and liabilities:
    Accounts receivable                                                              2,200,615           (1,439,800)
    Unbilled revenue                                                                  (107,865)             556,402
    Prepaid expenses and other current assets                                          (64,874)            (133,591)
    Other assets                                                                        22,608               21,429
    Accounts payable                                                                  (534,435)             (94,770)
    Accrued expenses and other liabilities                                            (157,107)            (149,925)
    Reserve for claim adjustments and warranties                                      (307,255)            (325,710)
    Deferred revenue                                                                  (184,736)              36,515
                                                                                   -----------          -----------
      Net cash used in operating activities                                         (1,240,569)          (1,344,799)
                                                                                   -----------          -----------

Cash flows from investing activities:
  Capital expenditures                                                                (185,029)            (198,785)
                                                                                   -----------          -----------
      Net cash used in investing activities                                           (185,029)            (198,785)
                                                                                   -----------          -----------

Cash flows from financing activities:
  Debt repayment                                                                       (10,357)              (4,169)
  Capital lease principal repayments                                                    (9,325)                   -
                                                                                   -----------          -----------
      Net cash used in financing activities                                            (19,682)              (4,169)
                                                                                   -----------          -----------

Net decrease in cash and cash equivalents                                           (1,445,280)          (1,547,753)

Cash and cash equivalents at beginning of period                                     2,819,028            3,826,006
                                                                                   -----------          -----------

Cash and cash equivalents at end of period                                         $ 1,373,748          $ 2,278,253
                                                                                   ===========          ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------
  Cash paid for interest                                                           $     8,407          $     7,943
                                                                                   ===========          ===========
  Cash paid for income taxes                                                       $       535          $     1,480
                                                                                   ===========          ===========

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

Because the Company incurred net losses for the nine months ended September 30, 2002 and 2001, both basic and diluted per share calculations are the same. The inclusion of additional shares assuming the exercise of options and stock credits would be antidilutive. There were options and other rights to purchase 863,688 and 703,921 shares of common stock outstanding at September 30, 2002 and 2001, respectively.

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

4. SEGMENT INFORMATION

Information about reported segments for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                               Research and
                                             Commercial        Development
                                             Operations         Services               Other                  Total
                                            ------------      --------------         ---------              ---------
Three Months Ended September 30,
   2002
   ----
   Revenues                                $  3,446,910       $    337,050         $          -           $  3,783,960
   Segment profit (loss)                        487,834           (184,614)          (1,092,878)              (789,658)

   2001
   ----
   Revenues                                $  4,978,616       $    402,431         $          -           $  5,381,047
   Segment profit (loss)                      1,068,661              7,156           (1,228,151)              (152,334)

Nine Months Ended September 30,
   2002
   ----
   Revenues                                $ 11,089,225       $  1,260,615         $          -           $ 12,349,840
   Segment profit (loss)                      1,745,367           (151,217)          (3,475,189)            (1,881,039)

   2001
   ----
   Revenues                                $ 14,247,979       $  1,007,088         $          -           $ 15,225,067
   Segment profit (loss)                      3,136,563           (252,069)          (3,320,614)              (436,120)

The following table presents the details of the "Other" segment for the three and nine months ended September 30, 2002 and 2001:

                                                  Three Months Ended                       Nine Months Ended
                                                    September 30,                             September 30,
                                             -----------------------------           --------------------------------
                                                 2002             2001                   2002                 2001
                                             ------------     -------------          ------------        ------------
   Marketing, general and
     administrative expenses                ($1,095,248)       ($1,243,962)         ($3,488,726)           ($3,607,990)
   Interest income                                4,640             19,653               21,890                 84,636
   Interest expense                              (2,270)            (3,842)              (8,353)                (8,050)
   Benefit from income tax                            -                  -                    -                210,790
                                           ------------       ------------         ------------           ------------
                                           ($ 1,092,878)      ($ 1,228,151)        ($ 3,475,189)          ($ 3,320,614)
                                           ============       ============         ============           ============

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

The following pro forma financial information assumes the adoption of SFAS 142 occurred at the beginning of the periods presented.

                                                     Three Months Ended                           Nine Months Ended
                                                        September 30,                               September 30,
                                                ------------------------------                -------------------------------
                                                   2002               2001                        2002               2001
                                               -------------      ------------                ------------       ------------
Reported net loss                              ($ 789,658)        ($  152,334)               ($ 1,881,039)       ($  436,120)
Add back: Goodwill amortization                                        35,792                                        107,378
                                               ----------         -----------                ------------        -----------
Adjusted net loss                              ($ 789,658)        ($  116,542)               ($ 1,881,039)       ($  328,742)
                                               ==========         ===========                ============        ===========

Basic and diluted net loss per share:
Reported net loss                              ($    0.20)        ($     0.04)               ($      0.47)       ($     0.11)
Goodwill amortization                                                    0.01                                           0.03
                                               ----------         -----------                ------------        -----------
Adjusted net loss                              ($    0.20)        ($     0.03)               ($      0.47)       ($     0.08)
                                               ==========         ===========                ============        ===========

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

Reserves for Claim Adjustments and Warranties

The Company reserves for potential amounts that it could repay to customers related to remediation performed by the Company under the State of Wisconsin Petroleum Environmental Cleanup Fund Act ("PECFA"). On each PECFA-related revenue dollar a reserve is established, which reduces the revenue recorded, to cover amounts that may be declared ineligible. The Wisconsin Department of Commerce ("DCOM") reviews claims for reimbursement under PECFA to determine the extent to which submitted claims will be reimbursed. The DCOM review process may not be completed until one to three years after the expense has been incurred and paid by the Company's client (or its bank). This exposes the client to the risk that remediation expenses it incurred and paid ultimately may be disallowed for PECFA reimbursement by DCOM. The Company has in a number of cases reimbursed its clients (or their lending banks) for the remediation costs for services provided by the Company which ultimately were determined by DCOM to be ineligible for reimbursement under PECFA. There can be no assurance that the amount of such reserve, which was determined by management based on historic reimbursement disallowance rates under the PECFA program, will be adequate. The Company also provides for potential systems warranty claims and other contract issues. Estimated warranty reserves are related to specific projects and are established by charges to operations in the period in which the related revenue is recognized or at such time as a potential claim arises. If actual failure rates differ from the Company's estimates, revisions to the estimated warranty liability may be required.

Results of Operations

Nine Months Ended September 30, 2002 Compared to
Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, the Company's total revenues decreased 19% to $12,349,840 from $15,255,067 in the same period in 2001. The net loss for the nine-month period ended September 30, 2002 increased to $1,881,039 from $436,120 in the same period in 2001. The basic and diluted net loss per share was $0.47 for the first nine months of 2002 compared to $0.11 in the same period in 2001. The Company's net loss in the first nine months of 2002 increased from the same period in 2001 due primarily to decreased revenues in its commercial operations segment. Also, in the first nine months of 2001, the Company recognized a benefit of $210,790 from the sale of a portion of its State of New Jersey net operating loss carryforwards under a state tax benefit program.

Commercial revenues in the nine months ended September 30, 2002 decreased 22% to $11,089,225 from $14,247,979 in the same period in 2001. The decreased commercial revenues are due primarily to a decline in revenues from commercial systems. A decline in revenues from remediation services was offset in part by favorable PECFA claims activity during the period, which resulted in a $655,000 improvement in reported revenue.

Revenues from corporate research and development contracts increased in the nine-month period ended September 30, 2002 by 25% to $1,260,615 from $1,007,088 in the same period in 2001. Revenues increased due to an increased number of government projects in process in 2002.

Total costs and expenses decreased 11% to $14,244,416 in the nine-month period ended September 30, 2002 from $15,978,563 in the same period in 2001. The cost of commercial operations decreased 16% to $9,343,858 during the first nine months of 2002 from $11,111,416 in the same period in 2001 due primarily to a 22% decrease in corresponding revenue. As a result, the Company's gross profit margin for its commercial operations segment decreased from 22% for the nine month period ended September 30, 2001 to 16% for the same period in 2002, which was due primarily to product mix and lower absorption of fixed costs. Research and development expenses increased 12% to $1,411,832 during the first nine months of 2002 from $1,259,157 in the same period in 2001 due primarily to an increase in the corporate and government research and development projects in progress. Marketing, general and administrative expenses decreased 3% to $3,488,726 from $3,607,990 due primarily to a reduction in the amortization of goodwill. On January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, the cost of certain of the Company's indefinite-lived intangible assets are no longer subject to amortization, but instead are periodically reviewed for impairment. Upon adoption, the Company's earnings and financial position were not impacted by the required impairment tests. The 2002 annual amortization of goodwill that would have approximated $138,695, is no longer required.

Interest income decreased 74% to $21,890 in the nine-month period ended September 30, 2002 from $84,636 in 2001, due to the combination of decreased average cash available for investment and lower interest rates.

Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

For the three months ended September 30, 2002, the Company's total revenues decreased 30% to $3,783,960 from $5,381,047 in the same period in 2001. The net loss for the current period increased to $789,658 from $152,334 in the third quarter of 2001. The basic and diluted net loss per share was $0.20 in the third quarter of 2002 as compared to $0.04 in the same period in 2001. The Company's net loss in the third quarter of 2002 increased from the same period in 2001 due primarily to decreased revenue in its commercial operations segment.

Commercial revenues in the third quarter of 2002 decreased 31% to $3,446,910 from $4,978,616 in the same period in 2001. The decrease in commercial revenues was due primarily to decreased revenue from commercial systems. A decline in revenue from remediation services was offset in part by favorable PECFA claims activity during the period, which resulted in a $255,000 improvement in reported revenue.

Revenues from corporate research and development contracts decreased in the three-month period ended September 30, 2002 by 16% to $337,050 from $402,431 in 2001. Revenues decreased due primarily to a variation in timing of activities being performed on a number of government projects in process in 2002.

Total costs and expenses decreased 18% to $4,575,988 in the three-month period ended September 30, 2002 from $5,549,192 in the same period in 2001. The cost of commercial operations decreased 24% to $2,959,076 during the second quarter of 2002 from $3,909,955 in the same period in 2001 due primarily to lower revenues. The Company's gross profit margin for its commercial operations segment decreased to 14% for the three month period ended September 30, 2002 from 21% for the same period in 2001, which was due primarily to product mix and lower absorption of fixed costs. Research and development expenses increased 32% to $521,664 during the second quarter of 2002 from $395,275 in the same period in 2001 due primarily to an increase in project related costs. Marketing, general and administrative expenses decreased 12% to $1,095,248 from $1,243,962 principally due to cost reduction efforts.

Interest income decreased 76% to $4,640 in the three-month period ended September 30, 2002 from $19,653 in 2001, due to the combination of decreased average cash available for investment and lower interest rates.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through revenues from commercial services, sales of biodegradation systems, public offerings and private placements of equity securities, research and development agreements with major industrial companies and research grants from government agencies. At September 30, 2002, the Company had cash and cash equivalents of $1,373,748 and working capital of $1,392,550. Cash and cash equivalents decreased $1,445,280 from December 31, 2001 to September 30, 2002 due primarily to cash used in operations of $1,240,569 and capital expenditures of $185,029.

From December 31, 2001 to September 30, 2002, net accounts receivable decreased by $2,287,915 due primarily to lower revenues and the timing of billing as explained by the increase in unbilled revenue of $107,865. In the same period, accounts payable decreased by $534,435 due to reduced expense levels on lower revenues. At September 30, 2002, the Company had $2,129,842 in reserve for claim adjustments and warranties, $2,043,929 of which is available with respect to potential PECFA claim adjustments related to approximately $24 million in unsettled PECFA submittals and $85,913 of which is available with respect to potential warranty claims and other contract issues. The Company routinely evaluates these reserves based upon historical trends and ongoing activity. The amount of unsettled PECFA submittals declined from approximately $35 million at December 31, 2001 to approximately $24 million at September 30, 2002. The corresponding reserve has been reduced from $2,772,737 at December 31, 2001 to $2,043,929 at September 30, 2002.

The Company's currently available cash, cash equivalents and cash expected to be generated from operations may not provide sufficient operating capital for the next twelve months. The Company is currently engaged in reviewing strategic alternatives and may seek additional funds through equity or debt financing. However, there can be no assurance that the current initiatives will be successful or that such additional funds will be available on terms favorable to the Company, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report, and have concluded that the Company's disclosure controls and procedures are effective because of the following:

        [_] The Company's disclosure controls and procedures are designed to ensure that the information that the Company is required to disclose in its Exchange Act reports is recorded, processed, summarized and reported accurately and on a timely basis.

        [_] Information that the Company is required to disclose in its Exchange
            Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in internal controls

        There have not been any significant changes in the Company's internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls after the date of the evaluation described above.

PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

       In addition to the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act, which are attached to this report following the signature page, the Company has submitted to the Securities and Exchange Commission as correspondence accompanying this report the Chief Executive Officer and Chief Financial Officer certifications required by Section 906 of that Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None.

(b)    Reports on Form 8-K

       On August 13, 2002, the Company filed a Current Report on Form 8-K reporting it had submitted as correspondence to the Securities and Exchange Commission unqualified certifications of Robert S. Hillas, President and Chief Executive Officer of the Company, and Mark J. Maten, Vice-President, Finance and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    ENVIROGEN, INC.
                                    (Registrant)



Date:  November 12, 2002                   By:  /s/ Robert S. Hillas
                                                --------------------
                                                Robert S. Hillas
                                                President and Chief Executive
                                                Officer

                                           By:  /s/ Mark J. Maten
                                                -----------------
                                                Mark J. Maten
                                                Vice President, Finance
                                                and Chief Financial Officer

                                  CERTIFICATION

I, Robert S. Hillas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Envirogen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002            /s/ Robert S. Hillas
                                   --------------------------------------------
                                   Name:  Robert S. Hillas
                                   Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Mark J. Maten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Envirogen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002            /s/ Mark J. Maten
                                   -------------------------------------------
                                   Name:   Mark J. Maten
                                   Title:  Vice President, Finance and Chief
                                           Financial Officer